Form 10-Q
period 2014-09-27
Symmetry Surgical Inc.
filed 2014-12-19
CIK 1616101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2014

Commission File Number: 333-198596

SYMMETRY SURGICAL INC
(Exact name of registrant as specified in its charter)

Delaware	47-1523659
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3034 Owen Drive, Antioch, TN	37013
(Address of principal executive offices)	(Zip Code)

(800) 251-3000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (S232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☒ Yes  ☐ No

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐ Yes  ☒  No

The number of shares outstanding of the registrant’s common stock as of December 15, 2014 was 9,586,845 shares.

Cautionary Note Regarding Forward-Looking Statements

Statements throughout this report contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our current views with respect to, among other things, future events and performance. We generally identify forward-looking statements by using words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “predict,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” “estimates” or other similar expressions. Forward-looking statements are based upon the current beliefs and assumptions of management using currently available information.

You should be aware that forward-looking statements involve known and unknown risks, uncertainties and assumptions that could cause our actual results and experience to differ materially from those we thought would occur. Important factors that could cause our actual results to differ include, but are not limited to, our separation from Symmetry Medical Inc., changes in the healthcare industry, future business plans or prospects, product approvals or products under development, future operating or financial performance, future results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, our agreements with Symmetry Medical Inc. and government regulation. While we always intend to express our best judgment when we make statements about what we believe will occur in the future, we cannot assure you that the actual results or developments anticipated will be realized, or even if realized, that they will have the expected effects on our business or operations.

You should not put undue reliance on forward-looking statements. Forward-looking statements speak only as of the date on which the statements were made. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report, except as required by law. You are advised to consult the disclosure in Part II, Item 1A Risk Factors of this report and any further disclosures we make on related subjects in this report on Form 10-Q and any subsequent 8-K reports, as well as in other reports which we file with the Securities and Exchange Commission (the “SEC”), to better understand the risks and uncertainties that are inherent in our business and in owning our securities.

PART I FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

SYMMETRY SURGICAL BUSINESS
CONDENSED COMBINED BALANCE SHEETS
(In Thousands)

	September 27, 2014	December 28, 2013
	(unaudited)
ASSETS:
Current Assets:
Cash	$1,319	$648
Accounts receivable, net	10,515	13,531
Inventories, net	23,642	17,015
Deferred income taxes	2,407	2,231
Other current assets	1,582	1,664
Total current assets	39,465	35,089
Property and equipment, net	2,804	3,288
Deferred income taxes	3,903	2,003
Goodwill	52,452	62,995
Intangible assets, net of accumulated amortization	77,772	81,856
Other assets	214	220

Total Assets	$176,610	$185,451

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Accounts payable	$7,590	$7,007
Due to Symmetry OEM Solutions	544	2,031
Accrued wages and benefits	2,845	2,120
Other accrued expenses	782	1,491
Accrued income taxes	70	23

Total current liabilities	11,831	12,672
Other long-term liabilities	988	951

Total Liabilities	12,819	13,623

Commitments and contingencies

Net parent investment	164,120	171,989
Accumulated other comprehensive loss	(329)	(161)

Total Parent Company Equity	163,791	171,828

Total Liabilities and Equity	$176,610	$185,451
See accompanying notes to condensed combined financial statements.

SYMMETRY SURGICAL BUSINESS

CONDENSED COMBINED STATEMENTS OF OPERATIONS
(In Thousands; Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013

Revenue - third parties	$20,175	$22,278	$61,045	$66,620
Revenue - Symmetry OEM Solutions	278	13	443	48
Total revenue	20,453	22,291	61,488	66,668
Cost of revenue	11,436	11,422	34,153	34,969
Gross profit	9,017	10,869	27,335	31,699
Sales and marketing expenses	4,147	4,782	12,952	14,873
General and administrative expenses	4,527	5,224	13,617	16,050
Asset impairment	—	19,809	10,500	19,809
Operating income (loss)	343	(18,946)	(9,734)	(19,033)

Other (income) expense:
Derivatives valuation loss	—	5	—	242
Other	22	63	166	(43)
Income (loss) before income taxes	321	(19,014)	(9,900)	(19,232)
Income tax expense (benefit)	46	(6,710)	(3,661)	(6,707)
Net income (loss)	$275	$(12,304)	$(6,239)	$(12,525)

See accompanying notes to condensed combined financial statements.

SYMMETRY SURGICAL BUSINESS

CONDENSED COMBINED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands; Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013

Net income (loss)	$275	$(12,304)	$(6,239)	$(12,525)

Other comprehensive income (loss):
Foreign currency translation adjustments	(155)	11	(185)	4
Pension plan actuarial gain (loss), net of taxes	11	(3)	17	7
Comprehensive income (loss)	$131	$(12,296)	$(6,407)	$(12,514)

See accompanying notes to condensed combined financial statements.

SYMMETRY SURGICAL BUSINESS

CONDENSED COMBINED STATEMENTS OF CASH FLOW
(In Thousands; Unaudited)

	Nine Months Ended
	September 27, 2014	September 28, 2013
Operating activities
Net loss	$(6,239)	$(12,525)
Depreciation	712	846
Amortization	4,034	3,685
Net loss on sale of assets	79	423
Asset impairment	10,500	19,806
Deferred income tax provision	(2,082)	863
Stock-based compensation	564	444
Derivative valuation loss	—	242
Foreign currency transaction loss	41	133
Change in operating assets and liabilities:
Accounts receivable	2,772	6,330
Due to Symmetry OEM Solutions	(1,487)	792
Other assets	126	309
Inventories	(6,627)	(124)
Current income taxes	51	3
Accounts payable	723	(537)
Accrued expenses and other	146	636

Net cash provided by operating activities	3,313	21,326

Investing activities
Purchases of property and equipment	(314)	(1,374)
Proceeds from sale of property and equipment	3	549

Net cash used in investing activities	(311)	(825)

Financing activities
Net transfers to Parent	(2,194)	(20,417)

Net cash used in financing activities	(2,194)	(20,417)
Effect of exchange rate changes on cash	(137)	(10)

Net increase in cash	671	74
Cash at beginning of period	648	162

Cash at end of period	$1,319	$236
See accompanying notes to condensed combined financial statements.

SYMMETRY SURGICAL BUSINESS
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(In Thousands; Unaudited)

1.	Description of Operations

Overview
The Symmetry Surgical Business (the “Business”) is a global marketer and distributor of medical devices with some limited manufacturing focused on the general surgery market. The Business offers over 20,000 products and sells primarily to hospitals and surgical centers in the U.S. and over 100 countries worldwide. The Business's current product portfolio includes a broad range of reusable stainless steel and titanium, hand-held general and specialty surgical instruments, single use and disposable instruments, electro-surgery instruments, retractor systems, and containers and sterilization devices sold directly to hospitals and other sites of care. These products are typically used in the surgical specialties of neurosurgery, spine, general surgery - open and laparoscopy, microsurgery, OB/Gyn, ophthalmology, otolaryngology / ENT, plastic / reconstructive, peripheral vascular, arthroscopy, orthopedic, pediatrics, cardiovascular, thoracic, and urology in the hospital setting as well as surgery centers and in select physician offices. These products are viewed in two categories by management; Symmetry Surgical Branded Products and Alliance Partners Products. Symmetry Surgical Branded Products include all products sold under brand names managed by the Business whereas Alliance Partners Products are brands the Business distributes for others in defined markets.

Separation from Symmetry Medical Inc.
In August 2014 Symmetry Medical Inc. (“SMI”) announced that it had entered into an Agreement and Plan of Merger, dated as of August 4, 2014 (the “Merger Agreement”), by and among SMI, TecoStar Holdings, Inc., Tecomet, Inc., and TecoSym, Inc. (“Merger Sub”), pursuant to which Merger Sub was merged with and into SMI, with SMI continuing as the surviving corporation (the “Merger”). As a result of the Merger, all of the outstanding shares of common stock of Symmetry Surgical Inc. ( the "Company"), were spun-off to SMI’s stockholders and the holder of each outstanding share of common stock of SMI received one-quarter of a share of common stock of Symmetry Surgical. This is referred to as the “Spin-Off.”

In connection with the Spin-Off, SMI entered into a Separation Agreement, dated as of August 4, 2014 (the “Separation Agreement”) with the Company. Pursuant to the Separation Agreement, SMI transferred all of the assets and liabilities of its Symmetry Surgical Business to the Company prior to the consummation of the Merger and the Spin-Off. The Separation Agreement provides for various agreements and arrangements governing the Company's relationship with SMI after the Spin-Off. These agreements are discussed further in Note 14.

The Business includes the combined operations of Specialty Surgical Instrumentation, Inc. (d/b/a Symmetry Surgical Inc.), Olsen Medical, LLC, Symmetry Surgical Netherlands, CV, Symmetry Surgical Netherlands, BV, Symmetry Surgical France SAS, Symmetry Medical Germany, GmbH and Symmetry Surgical Switzerland, GmbH all of which were subsidiaries of SMI prior to the Merger and Spin-Off.

2. Basis of Presentation

The condensed combined financial statements of the Business have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed combined financial statements contain all adjustments of a normal recurring nature considered necessary to present fairly the combined financial position of the Business, its results of operations and cash flows. The Business’s results are subject to seasonal fluctuations. Interim results are not necessarily indicative of results for a full year. The condensed combined financial statements included herein should be read in conjunction with combined financial statements and the notes thereto included in the Company's Registration Statement on Form S-4 (File No. 333-198596) filed with the SEC on September 5, 2014 and any amendments thereto.

The Business’s fiscal year is the 52 or 53 week period ending on the Saturday closest to December 31. Fiscal year 2014 is a 53 week year ending January 3, 2015.  The Business’s interim quarters for 2014 are 13 weeks long, except for the fourth quarter which will be 14 weeks long and quarter-end dates have been set as March 29, 2014, June 28, 2014 and September 27, 2014. Fiscal year 2013 was a 52 week year (ending December 28, 2013). The Business’s interim quarters for 2013 were 13 weeks long, ending March 30, 2013, June 29, 2013 and September 28, 2013. References in these condensed combined financial statements to the three months ended refer to these financial periods, respectively.

3. Recently Adopted Accounting Pronouncements

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income:   In February 2013, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”) 2013-2, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, (“ASU 2013-2”). ASU 2013-2 requires entities to report either on the statement of operations or disclose in the footnotes to the combined financial statements the effects on earnings from items that are reclassified out of comprehensive income. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-2 is effective prospectively for the first reporting period after December 15, 2012 with early adoption permitted. The adoption of ASU 2013-2 did not have an impact on the Business’s combined financial position, results of operations or cash flows as it only enhances disclosures.

Technical Corrections and Improvements:  In October 2012, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”) 2012-4, Technical Corrections and Improvements (“ASU 2012-4”), which covers a wide range of topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and confirming amendments related to fair value measurements. ASU 2012-4 is effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-4 did not have an impact on the Business’s combined financial position, results of operations or cash flows as the Standard only clarified existing Codification.

Revenue from Contracts with Customers:   In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date will be the first quarter of fiscal year 2017 using one of two retrospective application methods. The Business is currently assessing the potential impact of the adoption of ASU 2014-09 on its financial statements and related disclosures.

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists:  In July 2013, the FASB issued ASU 2013-11 Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The new guidance is effective for fiscal year and interim periods beginning after December 15, 2013. The adoption of this ASU did not have an impact on the Business’s financial position, results of operations and cash flows.

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity:  In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This update modifies the requirements for reporting discontinued operations. Under the amendments in ASU 2014-08, the definition of discontinued operation has been modified to only include those disposals of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. This update also expands the disclosure requirements for disposals that meet the definition of a discontinued operation and requires entities to disclose information about disposals of individually significant components that do not meet the definition of discontinued operations. This update is effective for annual and interim periods beginning after December 15, 2014. The Business does not expect this ASU to have an impact on its financial position, results of operations or cash flows.

Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. In June, 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This new guidance states that a performance target that affects vesting of a share-based payment and that could be achieved after the requisite service period is a performance condition under ASC 718. This update is effective for annual and interim periods beginning after December 15, 2015. The Business does not believe this ASU will have an impact on the Business’s financial statements.

Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. In August, 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. This new guidance requires management to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The standard is effective for annual periods ending after December 15, 2016 with early adoption permitted. The Business does not believe this ASU will have an impact on the Business’s financial statements.

4. Inventories

Inventories consist of the following:

	September 27, 2014	December 28, 2013
	(unaudited)
Raw material and supplies	$854	$847
Work-in-process	114	102
Finished goods	22,674	16,066

	23,642	17,015

5. Property and Equipment

Property and equipment, including depreciable lives, consists of the following:

	September 27, 2014	December 28, 2013
	(unaudited)
Buildings and improvements (20 to 40 years)	$518	$503
Machinery and equipment (5 to 15 years)	1,119	1,167
Office equipment (3 to 5 years)	4,120	3,921
Construction-in-progress	187	194

	5,944	5,785
Less accumulated depreciation	(3,140)	(2,497)

	$2,804	$3,288

6. Goodwill and Other Intangible Assets

The Business has one operating segment that represents the lowest level for which discrete financial information is available and the operating results are regularly reviewed by management.

During 2014 and 2013, the Business determined that the expected operating results for the Symmetry Surgical reporting unit were projected to be substantially lower than previous forecasts. Given this information, the Business conducted its interim and annual impairment tests, as applicable, and determined that impairment existed. The Business recorded pre-tax non-cash charges of $10,500 in 2014 for goodwill and $20,105 in 2013 for goodwill and other assets and these charges have been recorded in the Business's combined statements of operations within asset impairment. The impairment was primarily driven by lower revenue due to a sluggish hospital spending environment in the U.S. and previously disclosed integration challenges related to the 2011 acquisition of the surgical instruments portfolio of Codman and Shurtleff, Inc. from which the Business has not recovered as quickly as previously expected.

The Business determines the fair value of intangible assets using an income based approach. The approach calculates fair value by estimating the after-tax cash flows attributable to the asset and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. The calculated fair value is compared to the carrying value to determine if any impairment exists.

To derive the fair value of the reporting unit, as required in step one of the impairment test, the Business used the income approach, specifically the discounted cash flow method, to determine the fair value of the reporting unit and the associated amount of the impairment charges. This approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. This methodology is consistent with how the Business estimates the fair value of the reporting unit during its annual goodwill and indefinite lived intangible asset impairment tests. Inputs used to fair value the Business's reporting unit are considered Level 3 inputs of the fair value hierarchy and include the following:

•
The Business's financial projections for this reporting unit are based on management's assessment of macroeconomic variables, industry trends and market opportunities, as well as the Business's strategic objectives and future growth plans. Revenue growth rates assumed in 2014 and 2013 for the Business's reporting unit were approximately 4-6% for 2015 and beyond.

•
The discount rate used to measure the present value of the projected future cash flows is set using a weighted-average cost of capital method that considers market and industry data, as well as the Business's specific risk factors that are likely to be considered by a market participant.  The weighted-average cost of capital is the Business's estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise. The discount rate used was approximately 12.0% in 2014 and 12.5% in 2013.

For Level 3 measurements, significant increases or decreases in long-term growth rates or discount rates in isolation or in combination could result in a significantly lower or higher fair value measurement.

In the second step, the Business assigned the reporting unit's fair value to all of its assets and liabilities, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit were being acquired in a business combination. If the implied fair value of the reporting unit's goodwill is less than the carrying value, the difference is recorded as an impairment charge. This allocation process was performed only for the purposes of measuring the goodwill impairment and not to adjust the carrying values of the recognized assets and liabilities.

Prior to performing the annual goodwill impairment test step 1 analysis, the Business tested long-lived assets to be held and used for impairment on an undiscounted cash flow basis. Based on the results of this testing, no intangible assets were deemed impaired.
As of September 27, 2014, the balances of intangible assets, other than goodwill, were as follows:

	Weighted-Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Acquired customers	19	$91,700	$(16,814)	$74,886
Trademarks	10	3,325	(439)	2,886
Intangible assets subject to amortization	19	$95,025	$(17,253)	$77,772

As of December 28, 2013, the balances of intangible assets, other than goodwill, were as follows:

	Weighted-Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Acquired customers	19	$91,765	$(13,124)	$78,641
Trademarks	10	3,325	(110)	3,215
Intangible assets subject to amortization	19	$95,090	$(13,234)	$81,856

The changes in the carrying amounts of goodwill for the periods ended December 29, 2012, December 28, 2013 and September 27, 2014 are as follows:

Balance as of December 29, 2012	$81,214
Impairment of goodwill	(18,250)
Effects of foreign currency	31
Balance as of December 28, 2013	$62,995
Impairment of goodwill (unaudited)	(10,500)
Effects of foreign currency (unaudited)	(43)
Balance as of September 27, 2014 (unaudited)	$52,452

7. Fair Value of Financial Instruments

Accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable, and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. Assets and liabilities acquired in business combinations are recorded at their fair value as of the date of acquisition.

The Business has performed annual and interim impairment tests for goodwill. The fair value of the reporting unit is determined using the income approach. The income approach focuses on the income-producing capability of an asset, measuring the current value of the asset by calculating the present value of its future economic benefits such as cash earnings, cost savings, tax structure and product offerings. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation and risks associated with the reporting unit. These assets are classified within Level 3, in the event that the Business were required to measure and record such assets at fair value within its combined financial statements, as discussed in the Note 6, Goodwill and Other Intangible Assets.

The Business periodically evaluates the carrying value of long-lived assets to be held and used, including definite-lived intangible assets and property plant and equipment, when events or circumstances warrant such a review. Fair value is determined primarily using anticipated cash flows assumed by a market participant, discounted at a rate commensurate with the risk involved and these assets would generally be classified within Level 3, in the event that the Business were required to measure and record such assets at fair value within its combined financial statements.

Additionally, financial instruments also consist of cash, accounts receivable, and accounts payable. The fair value of cash and net accounts receivables and payables was estimated by management to approximate fair value due to the relatively short period of time to maturity for these instruments.

8. Derivatives

The Business utilizes derivative instruments to minimize the volatility of cash flows and statement of operations impacts associated with the impact of fluctuations in foreign currency. The Business recognizes all derivative instruments as either assets or liabilities at fair value on the combined balance sheets. Derivative asset and liability amounts with the same counterparty are netted against each other for financial reporting purposes. The Business utilizes third party valuations to assist in the determination of the fair value of these derivatives. The Business considered its derivative instrument valuations to be Level 2 fair value measurements.

In June and July 2012, the Business entered into forward swap contracts to mitigate the impact of fluctuations in foreign currency on the statement of operations. As of September 28, 2013, the Business had settled all of its outstanding forward swap contracts. These swap contracts were not designated as cash flow hedges and therefore the change in the fair value was immediately recorded in derivatives valuation loss in the combined statements of operations.

9. Net Parent Investment

Net parent investment represents SMI's initial investment in the Business, subsequent allocations of expenses, and advances and receipts of cash resulting from the operations of the U.S. business with SMI. The balance reflects the U.S. based Business’s participation in SMI’s U.S. centralized cash management program under which all of the U.S. Business’s cash receipts are remitted to SMI and all cash disbursements are funded by SMI. Other transactions affecting net parent investment include general and administrative expenses incurred by SMI and allocated to the Business. Changes in amounts owed to or due from SMI are included in transfers to parent, net in the combined statements of cash flows.

10. Related Party Transactions

Related party transactions of the Business include the purchase and sale of surgical instruments and cases between SMI's OEM Solutions Business and the Business, centralized cash and debt management in the U.S. and the allocation of certain general and administrative, selling and marketing and research and development expenses from SMI to the Business.

Sales of surgical instruments and cases from the Business to SMI's OEM Solutions business are recorded at intercompany transfer prices and totaled $278 and $13 for the three month periods ended September 27, 2014 and September 28, 2013, respectively, and $443 and $48 for the nine month periods ended September 27, 2014 and September 28, 2013, respectively.

Purchases of surgical instruments and cases from SMI's OEM Solutions business by the Business are recorded at intercompany transfer prices and totaled $2,080 and $1,575 for the three month periods ended September 27, 2014 and September 28, 2013, respectively, and $5,588 and $4,046 for the nine months ended September 27, 2014 and September 28, 2013, respectively.

The U.S. based portion of the Business participates in SMI's U.S. centralized cash management program under which all of the U.S. Business’s cash receipts are remitted to SMI and all cash disbursements are funded by SMI. The cash receipts are not kept at specific accounts and are instead commingled with cash from other SMI entities. As cash is disbursed and received by SMI, it is accounted for through net parent investment.

During fiscal 2014 and 2013, SMI provided various general and administrative and selling and marketing services to the Business including legal assistance, marketing services, human resources, financial reporting and analysis, information technology and insurance management, as well as research and development services.

It is SMI's policy to charge these expenses first on the basis of direct usage when identifiable, with the remainder allocated among SMI’s subsidiaries on the basis of their respective revenue. These allocations totaled $1,550 and $1,928 for the three months ended September 27, 2014 and September 28, 2013, respectively, and $4,492 and $5,481 for the nine months ended September 27, 2014 and September 28, 2013, respectively. These changes may not be indicative of the actual expense that would have been incurred had the Business operated as an independent, publicly-traded company for the periods presented.

11. Income Taxes

The provision for income taxes differs from that computed at the Federal statutory rate of 35% in 2014 and 2013, respectively, as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(unaudited)		(unaudited)
Tax at Federal statutory rate	$112	$(6,655)	$(3,465)	$(6,731)
State income taxes	(5)	(584)	(315)	(556)
Foreign income taxes	(86)	(3)	(141)	(8)
Goodwill impairment	—	310	188	310
Other	25	222	72	278
	$46	$(6,710)	$(3,661)	$(6,707)

12. Product and Geographic Information

The Business has one operating segment which is the lowest level for which discrete financial information is available and the operating results are regularly reviewed by management. The Business sells a broad range of reusable stainless steel and titanium hand-held instruments and retractor systems, single use and sterile disposable surgical products (vein strippers, SECTO dissectors, tonsil sponges and surgical marker pens), and sterilization containers. These products are typically used in the surgical specialties of neurosurgery, spine, general surgery - open and laparoscopy, microsurgery, OB/Gyn, ophthalmology, otolaryngology / ENT, plastic / reconstructive, peripheral vascular, arthroscopy, orthopedic, pediatrics, cardiovascular, thoracic, and urology in the hospital setting as well as surgery centers centers and in select physician offices. These products are viewed in two categories by management; Symmetry Surgical Branded Products and Alliance Partners Products. Symmetry Surgical Branded Products include all products sold under brand names managed by the Business whereas Alliance Partners Products are brands the Business distributes for others in defined markets. The Business has operations in the U. S., Germany and Switzerland. As a result, the Business's financial results can be impacted by currency exchange rates in the foreign markets in which the Business sells its products. Revenues are attributed to geographic locations based on the location to which the Business ships its products.

Revenues to External Customers:

	Three Months Ended		Nine Months Ended
Revenue by Geography	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(unaudited)		(unaudited)
United States	$17,698	$19,966	$53,904	$59,509
International	2,755	2,325	7,584	7,159
Total revenues	$20,453	$22,291	$61,488	$66,668

Revenues by Product:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(unaudited)		(unaudited)
Symmetry Surgical branded	$18,242	$18,432	$52,948	$55,642
Alliance Partners	2,211	3,859	8,540	11,026
Total Revenue	$20,453	$22,291	$61,488	$66,668

13. Commitments and Contingencies

Unconditional Purchase Obligations.  The Business has a contract to purchase finished instruments through August 2019. Based on contractual pricing at September 27, 2014, the minimum purchase obligation totaled $2,367.  Purchases under the contract totals approximately $19 for the nine months ended September 27, 2014.  These purchases are not in excess of our forecasted requirements.

Legal & Environmental Matters.   The Business is involved, from time to time, in various contractual, product liability, patent (or intellectual property) and other claims and disputes incidental to its Business. Currently, there is no environmental or other litigation pending or, to the knowledge of the Business, threatened, that the Business expects to have a material adverse effect on its financial condition, results of operations or liquidity. While litigation is subject to uncertainties and the outcome of litigated matters is not predictable with assurance, the Business currently believes that the disposition of all pending or, to the knowledge of the Business, threatened claims and disputes, individually or in the aggregate, should not have a material adverse effect on the Business's combined financial condition, results of operations or liquidity.

Under the terms of the Separation Agreement between the Company and SMI, the Company is responsible for all liabilities of SMI arising prior to the Merger relating to the Business. As of the closing of the Merger, there were no amounts outstanding relating to the Business.

In September 2013, Xodus Medical Inc., Alessio Pigazzi and Glenn Keilar (collectively “Xodus”) filed suit against Prime Medical, LLC (“Prime”), and Specialty Surgical Instrumentation, Inc. d/b/a Symmetry Surgical Inc. in the United States District Court for the Western District of Pennsylvania under cause number 2:13-cv-01372-AJS. In the lawsuit Xodus alleged that Prime, a manufacturer of products the Business distributes, had infringed on two of its patents, U.S. Patent No. 8,511,314 and US Patent No. 8,464,720 (the “Xodus Patents”) and that the Business was liable to it for damages for selling products that infringed on the Xodus Patents. The Business’s Distribution Agreement with Prime provides the Business with full indemnification for these claims, and Prime has paid for all costs of litigation thus far. On February 24, 2014 the U.S. Patent and Trademarks Office ("USPTO") found substantial questions regarding the patentability of the Xodus Patents and on July 10, 2014 the USPTO rejected both of the Xodus Patents. Xodus has appealed to the full Board of the USPTO, a process that could take over a year to conclude. Should the USPTO reverse its prior two findings, and should the US District Court find that Prime’s products infringe on the Xodus Patents, then the Business may be found liable to Xodus for some percentage of its sales of the Prime products, to the extent that Prime is unable to satisfy its indemnity obligations.

14. Subsequent Events

Goodwill and intangible asset impairment. At the closing of the Spin-Off, which occurred on December 4, 2014, and during the period thereafter, the market valuation of the Company has been significantly below book value.  The Company determined this to be an indicator of impairment and; therefore, the Company performed step one of an impairment test resulting in the conclusion that impairment of goodwill and intangible assets existed.  While the analysis is preliminary and subject to change as the Company finalizes the appraisal of the fair values of certain intangible assets as well as property, plant and equipment, the Company currently estimates a pre-tax impairment charge to goodwill of $46,000 will be recorded during the fourth quarter of 2014.  The impairment was primarily driven by the market valuation of the Company combined with lower estimates of future cash flows due to a sluggish hospital spending environment in the U.S., previously disclosed integration challenges related to the 2011 acquisition of the surgical instruments portfolio of Codman and Shurtleff, Inc. from which the Business has not recovered as quickly as previously expected and reduced cost savings estimates for the post Spin-Off operations of the Company which have also been previously disclosed.

Spin-Off. In connection with the Spin-Off, the Company and SMI entered into a Separation Agreement dated August 4, 2014. The Separation Agreement provides, among other things, for the principal corporate transactions required to effect the Spin-Off and certain other agreements governing the Company's relationship with SMI after the Spin-Off. These agreements are discussed below.

•
A Separation Agreement that sets forth the arrangements between the Company and SMI with respect to the principal corporate transactions necessary to complete the Spin-Off, and a number of other principles governing the relationship between the Company and SMI following the Spin-Off;

•	A Supply Agreement that is non-exclusive and will allow for SMI to supply products to the Company and for the Company to supply products to SMI;

•	A Quality Agreement that addresses certain quality and regulatory issues relating to the supply of products under the Supply Agreement;

•	A Transition Services Agreement that governs the provision of interim transition services between the Company and SMI; and

•
A Shared Intellectual Property Cross License Agreement, pursuant to which the Company and SMI have granted to each other a worldwide, fully-paid, royalty-free, non-transferable, perpetual, and irrevocable license respecting certain shared intellectual property and software.

A summary of certain important features of the Spin-Off Agreements can be found in the Company’s Registration
Statement on Form S-4 (File No. 333-198596), filed with the SEC on September 5, 2014 (the
“Registration Statement”), and the amendments thereto. The section of the Registration Statement entitled
“Relationship between Symmetry Surgical and SMI Following Completion of the Spin-Off and the Merger
Transaction” is incorporated by reference into this report on Form 10-Q.

Debt and Credit Facilities. On December 5, 2014, Symmetry Surgical Inc., Specialty Surgical Instrumentation, Inc. and Olsen Medical, LLC (collectively, the “Borrowers”) entered into a Credit Agreement (the “Credit Agreement”) with General Electric Capital Corporation, which provides for a Revolving Loan of up to $20,000, subject to a borrowing base limitation. Any amounts outstanding under the Revolving Loan are due and payable on December 5, 2019. Amounts outstanding under the Credit Agreement bear interest at LIBOR plus 3.25%, or the Base Rate (which will generally be based on the prime rate as published by the Wall Street Journal from time to time) plus 2.25%.

The Credit Agreement is guaranteed by Symmetry Surgical International, Inc., S.S.I.I. LP, LLC and Symmetry Medical SSI Real Estate LLC (collectively the “Guarantors”). The Revolving Loan is secured by a first-priority perfected security interest in substantially all of the tangible and intangible assets of the Borrowers and the Guarantors, including a pledge of 100% of the equity interests of each domestic subsidiary.

The Credit Agreement includes customary covenants for facilities of this type, including limitations on indebtedness, liens, investments and acquisitions, loans and advances, mergers and consolidations, sales of assets, and dividends, stock repurchases and other restricted payments. In addition, the Credit Agreement requires that Borrowers maintain a minimum fixed charge coverage ratio of 1.25 to 1.00 tested at the close of each fiscal quarter, based on the preceding four fiscal quarters, and maintain at all times minimum liquidity (the sum of cash, cash equivalent and available borrowing capacity under the borrowing base) of $1,500, tested monthly.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, unless otherwise noted)

Business Overview

Symmetry Surgical Inc. (collectively, "Symmetry Surgical," the "Company," "we," "us," or "our") is a global marketer and distributor of medical devices with some limited manufacturing focused on the general surgery market. We offer over 20,000 products and sell primarily to hospitals and surgical centers in the U.S. and over 100 countries worldwide. Our current product portfolio includes a broad range of reusable stainless steel and titanium, hand-held general and specialty surgical instruments, single use and disposable instruments (vein strippers, SECTO dissectors, tonsil sponges and surgical marker pens), electro-surgery instruments, retractor systems, and containers and sterilization devices sold directly to hospitals and other sites of care.  Symmetry Surgical is dedicated to developing and delivering high-quality, innovative surgical instruments that meet clinicians' needs and improve patients' lives. Our team collaborates with healthcare providers around the world to provide medical devices that exceed our customers' expectations and provide solutions for today's needs and tomorrow's growth. Our products are typically used in the surgical specialties of neurosurgery, spine, general surgery - open and laparoscopy, microsurgery, OB/Gyn, ophthalmology, otolaryngology / ENT, plastic / reconstructive, peripheral vascular, arthroscopy, orthopedic, pediatrics, cardiovascular, thoracic, and urology in the hospital setting as well as surgery centers and in select physician offices. Our products are viewed in two categories by management: Symmetry Surgical Branded Products and Alliance Partners Products. Symmetry Surgical Branded Products include all products sold under brand names managed by the Business whereas Alliance Partners Products are brands the Company distributes for others in defined markets.

•
Proprietary Products, which include products with Symmetry Surgical-owned brands sold in the United States and worldwide. Today, this includes general surgery instruments such as retractor instruments/systems of instruments, electrosurgery instruments, containers and sterilization devices, as well as general instruments and specialty instruments. The Business’s rich and diverse history creates one of the industry's most comprehensive surgical instrument portfolios, which includes our well-known brands such as BOOKWALTER®, GREENBERG®, RILEY™, OLSEN™, ULTRA™, QUAD-LOCK®, FLASHPAK®, RAPIDCLEAN®, OPTI-LENGTH®, CLASSIC® and CLASSIC PLUS®.

•
Alliance Partners Products, which include complementary products offered by other manufacturers which Symmetry Surgical distributes, primarily in markets within the United States. Today, this includes complementary general surgery instruments used in surgical lighting, laparoscopic surgery, and ligation. Tevenue in this category is reported separately because we these products are offered for sale in the Business’s capacity as a distributor, and the Business does not own the underlying intellectual property, nor is the Business the manufacturer of record.

Symmetry Surgical has operations in the U.S., Germany and Switzerland, and includes the combined operations of Specialty Surgical Instrumentation, Inc. (d/b/a Symmetry Surgical Inc.), Olsen Medical, LLC, Symmetry Surgical Netherlands, CV, Symmetry Surgical Netherlands, BV, Symmetry Surgical France SAS, Symmetry Medical Germany, GmbH and Symmetry Surgical Switzerland GmbH.

The Business’s sales and marketing efforts emphasize the quality, clinical performance, and comprehensive breadth of it’s product line. Sales and marketing personnel are predominantly located in the U.S., although there are regionally-based business development leaders to assist in driving growth through a global network of distributors. U.S. sales are through a combination of direct representatives and distributors who generate demand which is fulfilled directly by Symmetry Surgical. Hospital customers include clinicians, Operating Room Directors, hospital Materials Management, hospital Central Sterilization, multi-hospital strategic sourcing entities, and Group Purchasing Organizations. Additionally, the Business is generating demand in ambulatory surgery centers, physician’s offices, and other evolving sites of care through our e-commerce efforts. Commercial focus capitalizes on: tender opportunities for new or updated operating rooms where customers seek to outfit a full range of capabilities, new surgeons or new services being added to an existing operating room that require a specific clinical focus of instruments, introduction of specialized clinical innovation and new products, and replacement of existing products which have reached the end of their life cycle. Customer interactions often involve training and education on the use of our products. Sales personnel are technically trained and are based in the territories they serve. This enables the Business to be responsive to the needs of customers and become actively involved in the planning and development of future opportunities.

In the U.S., Symmetry Surgical continues to focus on salesforce execution and improved customer responsiveness. Outside of the U.S., Symmetry Surgical continues to work to increase business with our distributor network. We have successfully transferred regulatory approvals for products labeled in legacy graphics in the vast majority of countries and continue the process of registering the new Symmetry Surgical labeling of these products in all countries as well. We also continue a similar process for the former SSI and Olsen product lines, which previously had only been in very limited international distribution, so that we may offer these products on a wider basis to customers throughout the world. During the third quarter of 2014, Symmetry Surgical continued to experience growth of the newly launched global e-commerce site to serve customers. During the quarter, we continued to execute on our strategic initiatives to position the business for growth in the U.S. and international markets, while also focusing on prudent expense management.

During the third quarter 2014, the Symmetry Surgical Business's (the "Business") revenue decreased $1,838, or 8.2%, compared to the third quarter 2013. This decrease was primarily due to the loss of the New Wave Surgical product line, which was acquired by Covidien in the first quarter and no longer sold by the Business after April 30, 2014, continued supplier disruption issues and an ongoing sluggish hospital spending environment in the U.S. and Europe. Excluding the impact of the loss of the New Wave Surgical product line, third quarter sales were down 0.5%.

Separation from Symmetry Medical Inc.

In August 2014, Symmetry Medical Inc. (“SMI”) announced that it had entered into an Agreement and Plan of Merger, dated as of August 4, 2014 (the “Merger Agreement”), by and among SMI, TecoStar Holdings, Inc., Tecomet, Inc., and TecoSym, Inc. (“Merger Sub”), pursuant to which Merger Sub was merged with and into SMI, with SMI continuing as the surviving corporation (the “Merger”). As a result of the Merger, all of the outstanding shares of common stock of Symmetry Surgical were spun-off to SMI’s stockholders and the holder of each outstanding share of common stock of SMI received one-quarter of a share of common stock of Symmetry Surgical. We refer to this as the “Spin-Off.”

In connection with the Spin-Off, SMI entered into a Separation Agreement, dated as of August 4, 2014 (the “Separation Agreement”) with Symmetry Surgical. Pursuant to the Separation Agreement, SMI transferred all of the assets and liabilities of its Symmetry Surgical Business to Symmetry Surgical prior to the consummation of the Merger and the Spin-Off. The Separation Agreement provides for various agreements and arrangements governing Symmetry Surgical’s relationship with SMI after the Spin-Off. Following the completion of the Merger and the Spin-Off on December 5, 2014, Symmetry Surgical began to operate as an independent publicly-traded company.

Historical Results

Our historical combined financial statements have been prepared on a stand-alone basis and are derived from SMI’s consolidated financial statements and accounting records. The combined financial statements reflect Symmetry Surgical’s financial position, results of operations, and cash flows as our business was operated as part of SMI prior to the Spin-Off, in conformity with U.S. generally accepted accounting principles ("GAAP").

The combined financial statements included the allocation of certain assets and liabilities that historically had been held at the SMI corporate level but which were specifically identifiable or allocable to Symmetry Surgical. Cash and cash equivalents held by SMI at the effective time of the Merger remained with SMI and were not allocated to Symmetry Surgical. Long-term debt and short-term borrowings were not allocated to Symmetry Surgical as none of the debt recorded by SMI is directly attributable to or guaranteed by Symmetry Surgical. All intracompany transactions and accounts have been eliminated. All intercompany transactions between Symmetry Surgical and SMI's OEM Solutions business have been reflected as related party transactions. All intercompany transactions between Symmetry Surgical and SMI corporate are considered to be effectively settled in the combined financial statements of cash flows as financing activity and in the combined balance sheets as net parent investment.

The historical financial statements do not necessarily include all of the expenses that would have been incurred and may not necessarily reflect Symmetry Surgical’s results of operations, financial position and cash flows had Symmetry Surgical been a stand-alone company during the periods presented. Symmetry Surgical’s historical financial statements include an allocation of expenses related to certain general and administrative, selling and marketing expenses from SMI to Symmetry Surgical. These expenses have been allocated to Symmetry Surgical first on the basis of direct usage when identifiable, with the remainder allocated on basis of their respective revenues. Symmetry Surgical considers the expense allocation methodology and results to be reasonable for all periods presented. However, the allocation may not be indicative of the actual expenses that would have been incurred had Symmetry Surgical operated as an independent, publicly-traded company for the periods presented.

Results of Operations

The following table summarizes the combined results of operations for each of the past three and nine month periods ending September 27, 2014 and September 28, 2013. The historical results are not necessarily indicative of the operating results that may be expected in the future.

	Three Months Ended				Nine Months Ended
	September 27,		September 28,		September 27,		September 28,
	2014		2013		2014		2013
	(unaudited)		(unaudited)		(unaudited)		(unaudited)
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue

Revenue - third parties	$ 20,175		$ 22,278		$ 61,045		$ 66,620
Revenue - Symmetry OEM Solutions	278		13		443		48
Total revenue	20,453	100.0%	22,291	100.0%	61,488	100.0%	66,668	100.0%
Cost of revenue	11,436	55.9%	11,422	51.2%	34,153	55.5%	34,969	52.5%
Gross profit	9,017	44.1%	10,869	48.8%	27,335	44.5%	31,699	47.5%

General and administrative expenses	4,527	22.1%	5,224	23.4%	13,617	22.1%	16,050	24.1%
Selling and marketing expenses	4,147	20.3%	4,782	21.5%	12,952	21.1%	14,873	22.3%
Asset impairment	—	0.0%	19,809	88.9%	10,500	17.1%	19,809	29.7%
Operating income (loss)	343	1.7%	(18,946)	(85.0)%	(9,734)	(15.8)%	(19,033)	(28.5)%

Other (income) expense:
Derivative valuation (gain) loss	—	0.0%	5	0.0%	—	0.0%	242	0.4%
Other	22	0.1%	63	0.3%	166	0.3%	(43)	(0.1)%
Income (loss) before income taxes	321	1.6%	(19,014)	(85.3)%	(9,900)	(16.1)%	(19,232)	(28.8)%
Income tax expense (benefit)	46	0.2%	(6,710)	(30.1)%	(3,661)	(6.0)%	(6,707)	(10.1)%
Net income (loss)	$ 275	1.3%	$ (12,304)	(55.2)%	$ (6,239)	(10.1)%	$ (12,525)	(18.8)%

Three months ended September 27, 2014 compared to three months ended September 28, 2013 (unaudited)

Revenue.   Revenue for the three months ended September 27, 2014 decreased $1,838, or 8.2%, to $20,453 from $22,291 for the comparable 2013 period.  Revenue for each of our principal product categories in these periods was as follows:

	Three Months Ended
Revenue by product	September 27, 2014	September 28, 2013	Dollar Change	Percent Change
	(unaudited)
Symmetry Surgical branded	$18,242	$18,432	$(190)	(1.0)%
Alliance Partners	2,211	3,859	(1,648)	(42.7)%
Total Revenue	$20,453	$22,291	$(1,838)	(8.2)%

	Three Months Ended
Revenue by Geography	September 27, 2014	September 28, 2013	Dollar Change	Percent Change
	(unaudited)
United States	$17,698	$19,966	$(2,268)	(11.4)%
International	2,755	2,325	430	18.5%
Total revenues	$20,453	$22,291	$(1,838)	(8.2)%

The $1,838 decrease in revenue in the three months ended September 27, 2014 as compared to the comparable 2013 period, was primarily driven a $1,743 reduction in the New Wave Surgical product line, which was acquired by Covidien in the first quarter and stopped being sold by the Business beginning at the end of April in the second quarter. Third quarter 2014 revenue was also negatively impacted by unfavorable pricing, a sluggish hospital spending environment in the U.S., and product backorders resulting from the consumption of available inventory and the inability to source certain product from a new or incremental supplier promptly. While the Business did see improvement during the third quarter as compared to the second quarter of 2014 as it utilized new suppliers or collaborated with existing supplier base to improve performance, late deliveries have negatively impacted revenue. These revenue declines were offset by increased sales of $265 to SMI's OEM Solutions Business.

Gross Profit.  Gross profit for the three months ended September 27, 2014 decreased $1,852, or 17.0%, to $9,017 from $10,869 for the comparable 2013 period primarily due to the $1,838 reduction in revenue and a decline in gross margin as a percentage of revenue. Gross margin as a percentage of revenue decreased 4.7%, to 44.1% for the three months ended September 27, 2014 from 48.8% for the comparable 2013 period. Gross margin as a percentage of revenue was impacted by unfavorable pricing as the Business sold more products under group purchasing organization, or GPO, agreements and other contracts and higher product costs in 2014 as the Business purchased many items from outside its normal supply chain as a result of the supplier disruptions discussed above in order to meet customer delivery expectations. Partially offsetting these reductions to gross margin as a percentage of revenue was the favorable impact of product mix driven by less New Wave Surgical product revenues, which generated below average gross margins. Finally, the sales to SMI's OEM Solutions Business negatively impacted gross margins as the products were sold at minimal gross margin.

General and Administrative Expenses.   For the three months ended September 27, 2014, general and administrative expenses decreased $697 or 13.3%, to $4,527 from $5,224 in the comparable period in 2013. Significant items which impacted general and administrative expenses included:

	Three Months Ended September 27, 2014
	Dollars	As a % of Revenue
	(unaudited)
2013 period reported General &Administrative expenses	$5,224	23.4%
Employee compensation and benefit costs paid in cash	184
Change in amortization of intangible assets	100
Medical devise excise tax expense	26
Research and development costs	(469)
Change in stock compensation	35
Other	(573)
2014 period reported General & Administrative expenses	$4,527	22.1%

During 2014, employee compensation and benefit costs paid in cash increased due to the impact of allocations from SMI as well as increased employee compensation offset by a decrease for self-insured medical claims incurred during 2014 as compared to 2013 under the U.S. based medical plan as well as a decrease in severance costs. Research and development decrease is primarily due to the impact of allocations from SMI. Other decreased $573 driven by lower acquisition related expenses and loss on the sales of assets in 2014 as compared to the same period in 2013.

Sales and Marketing Expenses.   For the three months ended September 27, 2014, sales and marketing expenses decreased $635 or 13.3% to $4,147 from $4,782 in the comparable period in 2013, due to a reduction in catalog expenses as the Business launched a global distribution of the updated and comprehensive catalog in third quarter 2013.
Asset Impairment.   During the third quarter of fiscal 2013, the Business recorded a pre-tax non-cash charge in the amount of $19,809. This impairment is primarily driven by lower revenue due to sluggish hospital spending environment in the U.S. and previously disclosed integration challenges related to the 2011 acquisition of the surgical instruments portfolio from Codman & Shurtleff, Inc. from which the Business has not recovered as quickly as previously expected.

Other (Income) Expense.   Derivatives valuation consists of foreign currency forward contracts which were used to mitigate the effect of changes in the foreign exchange rates on net income. The Business recorded a loss of $5 for the three months ended September 28, 2013, which is a result of fluctuation in the Euro versus the U.S. Dollar. The Business settled all of its outstanding forward swap contracts in July 2013 resulting in no impact to 2014.

Other income for the three months ended September 27, 2014 and September 28, 2013 represents foreign currency exchange rate fluctuations on transactions denominated in foreign currencies.

Income Tax Expense.   The effective tax rate was an expense 14.3% for the three months ended September 27, 2014 as compared to a benefit of 35.3% for the three months ended September 28, 2013. The benefit for income taxes decreased by $6,756 for the three months ended September 27, 2014 primarily due to the change in pre-tax income/(loss). The effective tax rate in 2014 differs from the U.S. Federal tax rate of 35% primarily because of the impact of foreign tax rates.

Nine months ended September 27, 2014 compared to nine months ended September 28, 2013

Revenue.   Revenue for the nine months ended September 27, 2014 decreased $5,180 or 7.8%, to $61,488 from $66,668 for the comparable 2013 period. Revenue for each of our product categories in these periods was as follows:

	Nine Months Ended
Revenue by product	September 27, 2014	September 28, 2013	Dollar Change	Percent Change
	(unaudited)
Symmetry Surgical branded	$52,948	$55,642	$(2,694)	(4.8)%
Alliance Partners	8,540	11,026	(2,486)	(22.5)%
Total Revenue	$61,488	$66,668	(5,180)	(7.8)%

	Nine Months Ended
Revenue by Geography	September 27, 2014	September 28, 2013	Dollar Change	Percent Change
	(unaudited)
United States	$53,904	$59,509	$(5,605)	(9.4)%
International	7,584	7,159	425	5.9%
Total revenues	$61,488	$66,668	$(5,180)	(7.8)%

The $5,180 decrease in revenue in the nine months ended September 27, 2014 as compared to the comparable 2013 period, was primarily driven by a $2,343 reduction in the New Wave Surgical product line, which was acquired by Covidien in the first quarter and stopped being sold by the Business beginning at the end of April 2014. Revenue was also negatively impacted by unfavorable pricing as well as increased rebates to contracted accounts, a sluggish hospital spending environment in the U.S., and product backorders resulting from the consumption of available inventory and the inability to source certain product from a new or incremental supplier promptly. While the Business did see improvement during the third quarter as it utilized new suppliers or collaborated with its existing supplier base to improve performance, late deliveries have negatively impacted revenue. These revenue declines were offset by increased sales of $395 to SMI's OEM Solutions Business.

Gross Profit.   Gross profit for the nine months ended September 27, 2014 decreased $4,364, or 13.8%, to $27,335 from $31,699 for the comparable 2013 period primarily due to the $5,180 reduction in revenue and a decline in gross margin as a percentage of revenue. Gross margin as a percentage of revenue decreased 3.1%, to 44.5% for the nine months ended September 27, 2014 from 47.5% for the comparable 2013 period. Gross margin as a percentage of revenue was impacted by unfavorable pricing as the Business sold more products under group purchasing organization, or GPO, agreements and higher product costs in 2014 as the Business purchased many items from outside our normal supply chain as a result of the supplier disruptions discussed above in order to meet customer delivery expectations. Partially offsetting these reductions to gross margin as a percentage of revenue was a favorable impact of product mix driven by less New Wave Surgical product revenues, which generated below average gross margins. Finally, the sales to SMI's OEM Solutions Business negatively impacted gross margins as those products were sold at minimal gross margin.

General and Administrative Expenses.   For the nine months ended September 27, 2014, general and administrative expenses decreased $2,433 or 15.2%, to $13,617 from $16,050 in the comparable period in 2013. Significant items which impacted general and administrative expenses included:

	Nine Months Ended September 27, 2014
	Dollars	As a % of Revenue
	(unaudited)
2013 period reported General &Administrative expenses	$16,050	24.1%
Symmetry Surgical infrastructure costs	(337)
Employee compensation and benefit costs paid in cash	(922)
Change in amortization of intangible assets	349
Medical devise excise tax expense	(161)
Research and development costs	(187)
Change in stock compensation	120
Other	(1,295)
2014 period reported General & Administrative expenses	$13,617	22.3%

During 2014, employee compensation and benefit costs paid in cash decreased $685 due to a decrease for self-insured medical claims incurred during 2014 as compared to 2013 under the U.S. based medical plan, a decrease of $448 in employee severance, offset by the impact of allocations from SMI. We also reduced infrastructure costs, primarily support personnel, by approximately $337 and medical device excise tax decreased $161 driven by lower revenue. Other decreased $1,295 driven by lower acquisition related expenses and loss on the sale of assets in 2014 as compared to the same period in 2013.

Sales and Marketing Expenses.   For the nine months ended September 27, 2014, sales and marketing expenses decreased $1,921 or 12.9% to $12,952 from $14,873 in the comparable period in 2013, due to a reduction in employee compensation and benefits as a result of lower sales in 2014 as well as a reduction in catalog expenses as the Business launched a global distribution of the updated and comprehensive catalog in third quarter 2013.

Asset Impairment.   During the nine months ended September 27, 2014, the Business recorded a pre-tax non-cash charge in the amount of $10,500 as compared to $19,809 during the comparable year ago period. The 2014 impairment is primarily driven by lower revenue due to sluggish hospital spending environment in the U.S. and previously disclosed integration challenges related to the 2011 acquisition of the surgical instruments portfolio from Codman & Shurtleff, Inc. from which the Business has not recovered as quickly as previously expected. The 2013 impairment was driven primarily by lower revenue due to previously disclosed integration challenges related to the 2011 acquisition from Johnson & Johnson.

Other (Income) Expense.   Derivatives valuation consists of foreign currency forward contracts which were used to mitigate the effect of changes in the foreign exchange rates on net income. The Business recorded a loss of $242 for the nine months ended September 28, 2013, which was a result of fluctuation in the Euro versus the U.S. Dollar. The Business settled all outstanding forward swap contracts in July 2013 resulting in no impact to 2014.

Other income for the nine months ended September 27, 2014 and September 28, 2013 represents foreign currency exchange rate fluctuations on transactions denominated in foreign currencies.

Income Tax Expense.   The effective tax rate was a benefit 37.0% for the nine months ended September 27, 2014 as compared to a benefit of 34.9% for the nine months ended September 28, 2013. The benefit for income taxes decreased by $3,046 for the nine months ended September 27, 2014 primarily due to the decrease in pre-tax income. The effective tax rate in 2014 differs from the U.S. Federal tax rate of 35% primarily because of the impact of state taxes partially offset by the impact of non-deductible goodwill which was impaired.

Liquidity and Capital Resources

Liquidity

The Business's principal source of liquidity is cash generated from operations. Principal uses of cash have been for transfers to SMI working capital and capital expenditures, which will discontinue after the Merger and Spin-off. We expect that our principal uses of cash in the future will be to pay for capital expenditures, to finance working capital, and to fund possible future acquisitions.

We believe our cash flows from operations, as well as our bank financing arrangement, will permit us to stay committed to our strategic plan of growing the current business as well as growing through acquisitions. The following table summarizes our primary sources and uses of cash in the periods presented:

	Nine Months Ended
	September 27,	September 28,
	2014	2013
	(unaudited)	(unaudited)
Net cash flow provided by (used in):
Operating activities	$3,313	$21,326
Investing activities	(311)	(825)
Financing activities	(2,194)	(20,417)
Effect of exchange rate changes on cash	(137)	(10)

Net increase in cash	671	74

Operating Activities.   Operating activities generated cash of $3,313 for the nine months ended September 27, 2014 as compared to $21,326 for the comparable period in 2013, a decrease of $18,013. The decrease in cash from operations is primarily a result of a reduction in net cash provided by working capital offset by a decrease in net loss of $6,286 and non-cash adjustments. Net cash used in working capital for the nine months ended September 27, 2014 was $4,296, a decrease of $11,705, as compared to the nine months ended September 28, 2013. Aggregate adjustments for other operating non-cash activities negatively impacted operating cash flows by $12,594, due to an asset impairment charge, offset by an associated deferred charge impact.

Investing Activities.   Capital expenditures of $314 were $1,060 lower in the nine months ended September 27, 2014 compared to the nine months ended September 28, 2013. The capital expenditures decrease was driven by information systems acquisition integration efforts in 2013 that did not repeat in 2014. Fiscal 2013 includes $549 proceeds from the sale of a previously owned facility in Nashville, Tennessee.

Financing Activities.   Financing activities used $2,194 of cash for the nine months ended September 27, 2014 compared to a usage of $20,417 in the comparable period of 2013. This decrease in cash used by financing activities is due to a $18,223 decrease in transfers to SMI.

We believe that cash flow from operating activities will be sufficient to fund currently anticipated working capital and planned capital spending for the foreseeable future, including at least the next twelve months, however, in connection with the completion of the spin-off and merger transaction, we have entered into and drawn on a new revolving credit facility for Symmetry Surgical.

Capital Expenditures

Capital expenditures of $314 were $1,060 lower in the nine months ended September 27, 2014 as compared to the similar period in 2013. The 2013 capital expenditures were approximately $550 increased over historical or projected future requirement as a result of implementing information systems to allow us to eliminate Johnson & Johnson transition services, previously discussed.

Debt and Credit Facilities

On December 5, 2014, the Company, Specialty Surgical Instrumentation, Inc. and Olsen Medical, LLC (collectively, the “Borrowers”) entered into a Credit Agreement (the “Credit Agreement”) with General Electric Capital Corporation, which provides for a Revolving Loan of up to $20,000, subject to a borrowing base limitation. Any amounts outstanding under the Revolving Loan are due and payable on December 5, 2019. Amounts outstanding under the Credit Agreement bear interest at LIBOR plus 3.25%, or the Base Rate (which will generally be based on the prime rate as published by the Wall Street Journal from time to time) plus 2.25%.

The Credit Agreement is guaranteed by Symmetry Surgical International, Inc., S.S.I.I. LP, LLC and Symmetry Medical SSI Real Estate LLC (collectively the “Guarantors”). The Revolving Loan is secured by a first-priority perfected security interest in substantially all of the tangible and intangible assets of the Borrowers and the Guarantors, including a pledge of 100% of the equity interests of each domestic subsidiary.

The Credit Agreement includes customary covenants for facilities of this type, including limitations on indebtedness, liens, investments and acquisitions, loans and advances, mergers and consolidations, sales of assets, and dividends, stock repurchases and other restricted payments. In addition, the Credit Agreement requires that Borrowers maintain a minimum fixed charge coverage ratio of 1.25 to 1.00 tested at the close of each fiscal quarter, based on the preceding four fiscal quarters, and maintain at all times minimum liquidity (the sum of cash, cash equivalent and available borrowing capacity under the borrowing base) of $1,500, tested monthly. Upon close of the separation from SMI and as initial funding of the Credit Agreement on December 5, 2014, General Electric Capital Corporation provided Symmetry Surgical with $5,000 of borrowings from the Credit Agreement.  Symmetry Surgical closed December 5, 2014 with cash on hand of $5,683.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements include our operating leases.

Environmental

Our facilities and operations are subject to extensive federal, state, local and foreign environmental and occupational health and safety laws and regulations. These laws and regulations govern, among other things, air emissions; wastewater discharges; the generation, storage, handling, use and transportation of hazardous materials; the handling and disposal of hazardous wastes; the cleanup of contamination; and the health and safety of our employees. Under such laws and regulations, we are required to obtain permits from governmental authorities for some of our operations. If we violate or fail to comply with these laws, regulations or permits, we could be fined or otherwise sanctioned by regulators. We could also be held responsible for costs and damages arising from any contamination at our past or present facilities or at third-party waste disposal sites. We cannot completely eliminate the risk of contamination or injury resulting from hazardous materials, and we may incur material liability as a result of any contamination or injury.

We incurred almost zero capital expenditures specifically for environmental compliance and health and safety in third quarter of 2014. In connection with past acquisitions, we completed Phase I environmental assessments and did not find any significant issues that we believe needed to be remediated. Based on information currently available, we do not believe that we have any material environmental liabilities. We cannot be certain, however, that environmental issues will not be discovered or arise in the future related to these acquisitions or existing facilities.

Critical Accounting Policies and Estimates

The preparation of the combined financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. The Company's Registration Statement on Form S-4, filed on September 5, 2014, includes a summary of the critical accounting policies management believes are the most important to aid in understanding our financial results. There have been no material changes to these critical accounting policies that impacted the reported amounts of assets, liabilities, revenues or expenses during the nine months ended September 27, 2014.

ITEM 4. CONTROLS AND PROCEDURES

This Report includes the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”).  See Exhibits 31.1 and 31.2 to this report on Form 10-Q. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this Report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter covered by this report on Form 10-Q.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 27, 2014.

Changes in Internal Control over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fiscal quarter covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In September 2013, Xodus Medical Inc., Alessio Pigazzi and Glenn Keilar (collectively “Xodus”) filed suit against Prime Medical, LLC (“Prime”), and Specialty Surgical Instrumentation, Inc. d/b/a Symmetry Surgical Inc. in the United States District Court for the Western District of Pennsylvania under cause number 2:13-cv-01372-AJS. In the lawsuit Xodus alleged that Prime, a manufacturer of products Symmetry Surgical distributes, had infringed on two of its patents, U.S. Patent No. 8,511,314 and US Patent No. 8,464,720 (the “Xodus Patents”) and that Symmetry Surgical was liable to it for damages for selling products that infringed on the Xodus Patents. Symmetry Surgical’s Distribution Agreement with Prime provides Symmetry Surgical with full indemnification for these claims, and Prime has paid for all costs of litigation thus far. On February 24, 2014 the U.S. Patent and Trademarks Office ("USPTO") found substantial questions regarding the patentability of the Xodus Patents and on July 10, 2014 the USPTO rejected both of the Xodus Patents. Xodus has appealed to the full Board of the USPTO, a process that could take over a year to conclude. Should the USPTO reverse its prior two findings, and should the US District Court find that Prime’s products infringe on the Xodus Patents, then Symmetry Surgical may be found liable to Xodus for some percentage of its sales of the Prime products, to the extent that Prime is unable to satisfy its indemnity obligations.

ITEM 1A. RISK FACTORS

Our business faces many risks. We believe the risks described below are the material risks that we face. However, the risks described below may not be the only risks that we face. Additional unknown risks or risks that we currently consider immaterial, may also impair our business operations. If any of the events or circumstances described below actually occurs, our business, financial condition or results of operations could suffer, and the price of our common stock could decline. Some of these risks include:

•	The potential impact of an increase in prices we pay for our products or decrease in the prices that we may charge for them;

•	Symmetry Surgical’s ability to achieve the benefits expected from its separation from SMI;

•	Symmetry Surgical’s ability to obtain and maintain financing on reasonable terms;

•	Symmetry Surgical’s ability to adapt to a shift in technologies or methods used in surgery;

•	Fluctuations in demand for Symmetry Surgical’s products;

•	Symmetry Surgical’s ability to maintain contracts with its large customers and distributors; and

•	Symmetry Surgical’s ability to operate as a standalone public company.

Risks Related to the Spin-Off

We may be unable to achieve some or all of the benefits that we expect to achieve from our separation from SMI.

As a stand-alone, relatively small independent public company, we believe that our business will benefit from, among other things, allowing our management to design and implement corporate policies and strategies that are based solely on the characteristics of our business and the needs of our customers, to focus our financial resources wholly on our own operations and to implement and maintain a capital structure designed to meet our own specific needs. However, we may not be able to achieve some or all of the benefits expected as a result of the Spin-Off, either because of financial or strategic constraints or both.

Additionally, there is a risk that the Company may be more susceptible to stock market fluctuations and other adverse events than we would have been if we were still a part of SMI due to a reduction in scale and market diversification. Furthermore, any such adverse events may, along with our smaller market cap and small amount of anticipated debt, make us more susceptible to acquisition by a third party.

As a separate, stand-alone entity, we may be unable to obtain access to resources on terms as favorable as those available to us prior to the separation. We have also occasionally utilized resources throughout SMI on an ad hoc basis for incidental services and support as needed. Our ability to find and respond to opportunities and needs in a cost-effective manner may be limited by the number of personnel we employ, our lack of capital and other operational resources and the terms of the Separation Agreement.

Our Supply Agreement with SMI will expire after five years and prices may increase after two years.

We have historically procured goods and services from SMI through internal agreements that now are formalized in our Supply Agreement with SMI. As part of our separation from SMI we have entered into a five year supply agreement for products which they supply to us and we supply to them. We have limited revenue resulting from sales to SMI. Current prices paid by us will be frozen for two years. After that time, prices will adjust to SMI’s “cost plus 25%” which has already been established, and will be in place for three additional years. Were today’s mix and volume to be subject to this price increase, we would incur approximately $1 million of incremental expenses for products. While management believes that mix and volume will change over the next two years, and that the projected impact will be between $500,000 and $700,000, there is no guarantee that the mix and volume impact will not be greater or that prices will not rise further after the expiration of the Supply Agreement.

Risks Related to Our Business

Changes in the healthcare industry may eliminate or reduce the size of the market for our products which could have a negative impact on our financial performance.

In the United States the movements toward managed care and healthcare cost containment, as well as other global government and private sector initiatives in markets in which we do business, are placing increased emphasis on the delivery of more cost effective care that could adversely affect the sale and/or the prices of our products. For example:

•	a trend toward site of care outside the tertiary hospital where our resources are mainly focused;

•	alignment of physicians with healthcare institutions, reducing physician preference and increasing commoditization of our products;

•	reduced funding constraining capital and operating budgets at our customers’ businesses; and

•	gainsharing proposals, physician profiling, and collaboration with service providers could alter current standards of care.

Reduced hospital or operating room construction and customer consolidation could adversely affect demand and pricing, which could adversely affect our business.

Many healthcare providers are consolidating to create new companies that possess greater regional or national market power. As the healthcare industry continues to consolidate, our customers may delay purchases or reduce their future needs as they integrate operations and consolidate facilities/operating rooms. Customer consolidation may also impact demand for our products, as the consolidated company implements centralized procurement to reduce inventory. Larger customers may increase pricing pressure. Additionally, reduced capital budgets in the U.S. or decreased government funding abroad could result in fewer new hospital constructions or the addition of operating rooms to existing hospitals which would reduce large tender opportunities and reduce sales opportunities.

Loss of a large GPO contract, a proprietary hospital system contract, a large U.S. distributor or a significant, country-specific international distributor could adversely affect revenue and could adversely affect our business.

We maintain positive relations with several Group Purchasing Organizations (“GPO”) and large proprietary hospital systems. As these organizations continue to pursue cost reduction opportunities, they may demand contractual concessions which we are not willing to accept. Additionally, inside the U.S. we are represented in some local markets by independent distributors and outside the U.S., we sell through country specific distributors either of whom may also demand contractual concessions which may be undesirable for us in that market. While we believe we could pursue other distributors in local and global markets and engage GPO or hospital system hospitals directly, the loss of their contracts would impede our ability to generate demand and revenue and could adversely affect sales and profitability.

A significant shift in technologies or methods used in surgery could make our products obsolete or less attractive or enable surgical procedures to move to a site of care in which we do not have a significant presence.

The development of new technologies could reduce or shift demand for our products. For example, new surgical procedures such as natural orifice surgery or growth in robotic surgery and the associated increase in demand for proprietary surgical instruments could reduce demand for our surgical instruments. New sterilization methods could also limit the demand for our sterilization cases. Adoption of advanced energy forms could reduce demand for our electro-surgery instruments. Provider concerns with infection associated with reusable instruments and a movement to single use only could reduce demand for our reusable instruments. Any of these or other shifts in technologies or methods used in surgery could adversely affect demand for our products. Additionally, the re-use/reprocessing of single use surgical instruments could reduce demand for traditional reusable instruments and place pricing pressure on some instrument products.

The development of new technologies or greater acceptance of non-hospital or office-based surgical interventions could result in a shift in site of care, reducing demand for our products or introducing customers or distributors with whom we have little experience, resulting in reduced demand or pricing pressure.

The medical device industry and surgical instrument segment in which we operate is highly competitive, and we may be unable to compete effectively with other larger companies.

The medical device industry is intensely competitive. We compete with larger, more established medical device companies. Competition also comes from smaller, private companies and international manufacturers that have low cost solutions for our primary customers. Many of our competitors have access to greater financial, technical, research and development, marketing, manufacturing, sales, distribution, administrative, consulting and other resources than we do. Our competitors may be more effective and have a longer history of developing, sourcing, and gaining regulatory approval of products. Our competitors may be able to gain market share by offering lower-cost products or by offering larger bundles of products across additional clinical areas.

Our success will depend on our ability to achieve market acceptance for our products, innovate new products, implement sourcing and production plans, execute commercial plans, gain regulatory approval for products under development, obtain Intellectual Property protection and to source or produce products consistently in sufficient quantities to meet demand. We must compete against current technologies on the market as well as respond to new innovations brought by existing or unknown competitors. We may need to invest in clinical or health economic research to support our technologies and may not be as well-resourced or effective as our competition. Competitive pressures could adversely affect our profitability.

Our primary competitors are the Aesculap division of B. Braun Medical, Inc.; V. Mueller, a division of CareFusion; Jarit/Miltex, the surgical instrument division of Integra Life Sciences; Karl Storz; and multiple smaller private companies and smaller divisions of larger, multi-faceted healthcare companies in the capital equipment and sterilization fields. Indirectly, our products compete against single use devices as a substitute as well as robotic or natural orifice surgery devices.

We may not realize all of the sales expected from new product development programs.

We incur expenses in developing and testing new products and related devices. These expenses are projected to continue to increase. Our realization of additional revenue from new product development efforts is inherently subject to a number of important risks and uncertainties, including, directly or indirectly, end-user acceptance of the product, reimbursement approval of the product or the procedure in which it is used by third-party payers such as Medicaid, Medicare and private insurers and, in some cases, FDA or comparable foreign regulatory approval of the product. In addition, our customers typically have no contractual requirement to purchase from us the products that we develop. We also incur costs for new product development and production based upon certain estimates of volume for our existing and anticipated products. If the actual demand for our products is less than planned, our revenue and net income may decline.

If product liability lawsuits are brought against us or our customers our business may be harmed.

The manufacture and sale of our healthcare and other products exposes us to potential product liability claims and product recalls, including those which may arise from misuse or malfunction of, or design or manufacturing flaws in, our products, or use of our products with components or systems not manufactured by us. Product liability claims or product recalls, regardless of their ultimate outcome, could require us to spend significant time and money in litigation or otherwise require us to pay significant damages, which could adversely affect our earnings and financial condition. The product liability insurance that we carry is limited in scope and amount and may not be adequate to protect us against the full extent of costs or damages related to product liability claims. Further, significant litigation or adverse awards could render us unable to maintain this insurance at reasonable costs and on reasonable terms, if at all.

We rely on our independent sales distributors and sales representatives to market and sell our products and their efforts, success or decisions to transition to other product lines or employers could adversely impact our business.

Success in our U.S. market depends largely upon marketing arrangements with independent sales distributors and sales representatives, under which we receive their sales and service expertise and relationships with the customers in the marketplace. Independent distributors and sales representatives may terminate their relationships with us or devote insufficient sales efforts to our products. We do not control our independent distributors, and they may not be successful in implementing our marketing plans. Our failure to maintain our existing relationships with our independent distributors and sales representatives could have an adverse effect on our operations. We have experienced turnover with some of our independent sales distributors in the past, which adversely affected short-term financial results while we transitioned to new independent sales distributors. While we believe these transitions have been managed effectively, similar occurrences could happen in the future, with different results, which could have a greater adverse effect on our operations than we have previously experienced.

Our operating results are subject to significant potential fluctuation and historical results should not be relied on as an indication of our future results.

Our operating results have fluctuated in the past and may vary significantly from quarter to quarter or year to year in the future due to a combination of factors, many of which are beyond our control. These factors include, but are not limited to:

•	the number, timing and significance of new products and product introductions and enhancements by us or our competitors;

•	potential acquisitions by us or any acquisition of our business;

•	changes in pricing policies by us and/or our competitors;

•	changes in medical treatment or regulatory practices;

•	delays caused by the regulatory approval process for our new products;

•	our ability to meet customer demand for certain products or types of products;

•	the utilization of our manufacturing assets;

•	significantly changing quality and regulatory requirements from the FDA and our customers;

•	disruption in our supply network or demand greater than supply; and

•	availability and cost of raw materials.

Our quarterly revenue and operating results may vary significantly in the future and period-to-period comparisons of our results of operations may not necessarily be meaningful and should not be relied upon as indications of our future performance. We cannot assure you that our revenue will increase or be sustained in future periods or that we will be profitable in any future period. Any shortfalls in revenue or earnings from levels expected by securities or industry analysts could have an immediate and significant adverse effect on the trading price of our common stock in any given period.

If we do not retain key individuals and retain and attract skilled professionals and sales representatives, we may not be able to operate successfully, and we may not be able to meet our strategic objectives.

Our success depends in part upon the retention of key managerial, sales and technical personnel, and skilled supply chain professionals and operators. We, and our key suppliers, compete for such personnel with other companies and organizations, many of which are larger and have greater name recognition and financial and other resources than we or our key suppliers do. Many of these competitors are located in the same geographic areas in which our current operations are located or can attract personnel to work virtually globally. There can be no assurance that we will be successful in retaining our current personnel or in hiring or retaining qualified personnel in the future. The loss of key personnel or the inability to hire or retain qualified personnel in the future could have a material adverse effect on our ability to operate successfully. We do not maintain key man life insurance on any of our executive officers, senior management or other key personnel.

Our efforts to differentiate our products in the marketplace with breadth, innovation, intellectual property, quality, service, education/training, or branding may fail, resulting in reduced demand for our products.

Our comprehensive portfolio, complemented by our commercial efforts, generates demand in the marketplace. Should we fail to differentiate ourselves with portfolio breadth, product innovation, patented technologies, and quality, demand for our products could erode. We must continue to have a broad offering of proprietary products as well as Alliance Partners products offered on behalf of other manufacturers that are complementary in nature. We currently have contractual relationships with four primary manufacturers to represent their products in parts or all of the U.S. In 2013, Alliance Partners products represented 17.1% of our sales. In May 2014, an Alliance Partner ended its contract with us with respect to its New Wave products. While we do not foresee risk of loss of additional Alliance Partners products, the loss of any or all such products could negatively impact our financial results.

We depend on suppliers, and in some cases a single third-party supplier, and our key suppliers in turn can depend on a single supplier, for key products and raw materials. The loss of these sources or our inability to source a product from a new supplier in a timely fashion should the need arise due to demand or supplier performance could harm our business. Additionally, commodity price fluctuations in key metals and plastics could impact profitability.

We sell products which are sourced from specific manufacturers. Additionally the products we sell use plastic, titanium, stainless steel and various other raw materials. While we generally believe that the raw materials used in our products are readily available from multiple sources, from time to time we rely on a limited number of suppliers and in some cases on a single source vendor. Additionally, our suppliers will sometimes, in turn, rely on a limited number of raw material suppliers. For example, our supply chain requires the supply of a patented Radel® R plastic, which is designed to withstand intense heat produced during frequent sterilizations, for use in our instrument handles and plastic cases. This plastic is sourced from a single supplier. Further, some of our raw materials are produced in areas of the world that are subject to political and other disruptions that could impair supply. Any supply interruption in a limited or sole-sourced component or raw material could materially harm our ability to produce or source our products until a new source of supply, if any, could be found. Further, our efforts to cover such materials could be costly and impair our ability to meet our contractual obligations for certain products on a profitable basis. Additionally, while the finished products we procure can often be sourced from multiple vendors, sourcing of products from a new supplier can often take significant time to allow for appropriate development, knowledge transfer, quality certification and regulatory approvals, thus making it difficult to respond rapidly to disruptions. We may be unable to find a sufficient alternative supply channel in a reasonable time period or on commercially reasonable terms, if at all. This challenge could interrupt our business, cause us to become involved in litigation with suppliers or customers, impair our profitability and/or reduce the quality, price or availability of our products. In addition, changes in manufacturing or supply processes may require regulatory approval, which could delay the production and sale of the products we manufacture and source.

If our suppliers experience issues with their ability to supply the products we require, raise the price of those products (including as a result of global commodity price increases), or otherwise impair our ability to obtain the products, it would impair our ability to sell our products to our customers and impact our sales and profit. We expect to source a large number of products under the Supply Agreement with SMI. If SMI experiences issues with its ability to supply the products we require, raises the price of those products upon termination of the Supply Agreement, or otherwise impairs our ability to obtain the products, it would delay or prevent products from reaching our customers and impact sales and profit.

Our future capital needs are uncertain and we may need to raise additional funds in the future.

Our future capital needs are uncertain and we may need to raise additional funds in the future through debt or equity offerings. Our future capital requirements will depend on many factors, including, but not limited to:

•	costs of acquisitions;

•	revenue generated by sales of our products;

•	expenses incurred in manufacturing and selling our products;

•	costs of developing new products or technologies;

•	costs associated with capital expenditures;

•	costs associated with our expansion;

•	costs associated with regulatory compliance, including maintaining compliance with the quality system regulations imposed by the FDA;

•	the number and timing of acquisitions and other strategic transactions;

•	working capital requirements related to growing new acquisitions or existing business;

•	expansion of our international or domestic facilities; and

•	costs associated with litigation, judicial or administrative awards or other legal issues that arise.

As a result of these factors, we may need to raise additional funds, and these funds may not be available on favorable terms, or at all. Furthermore, if we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or convertible debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, execute our business strategy, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements.

If we are unable to protect our intellectual property and property rights, or are subject to intellectual property claims by third parties, our business could be harmed.

We rely on a combination of patents, trade secrets, copyrights, know-how, trademarks, license agreements and contractual provisions to establish and protect our proprietary rights to our technologies and products. Additionally, we share a significant amount of intellectual property with SMI through our cross license agreement. We cannot guarantee that the steps we have taken or will take to protect our intellectual property rights will be adequate or that they will deter infringement, misappropriation or violation of our intellectual property. Litigation may be necessary to enforce our intellectual property rights and to determine the validity and scope of our proprietary rights. Any litigation could result in substantial expenses and may not adequately protect our intellectual property rights. In addition, the laws of some of the countries in which our products are or may be sold may not protect our products and intellectual property to the same extent as U.S. laws, if at all. We may be unable to protect our rights in trade secrets and unpatented proprietary technology in these countries. If our trade secrets become known, we may lose our competitive advantages.

We seek to protect our trade secrets, know-how and other unpatented proprietary technology, in part, with confidentiality agreements with our employees, independent distributors and customers. We cannot be certain, however, that:

•	these agreements will not be breached;

•	these agreements will be enforced by a court or other judicial body;

•	we will have adequate remedies for any breach; or

•	trade secrets, know-how and other unpatented proprietary technology will not otherwise become known to or independently developed by our competitors.

In addition, third parties may claim that we are infringing, misappropriating or violating their intellectual property rights. We could be found to infringe those intellectual property rights, which could affect our ability to manufacture any affected product. In addition, any litigation to defend or prosecute our intellectual property rights could require substantial financial resources, divert the time and effort of our management and cause customers to delay or limit their purchases of the affected product until resolution of the litigation.

Any litigation or claims against us, whether or not successful, could result in substantial costs and could harm our reputation. In addition, intellectual property litigation or claims could force us to do one or more of the following:

•	cease selling or using any of our products that incorporate the challenged intellectual property, which could adversely affect our revenue;

•	obtain a license from the holder of the intellectual property right alleged to have been infringed, which license may not be available on reasonable terms, if at all; and

•
re-design or, in the case of trademark claims, rename our products to avoid infringing the intellectual property rights of third parties, which may not be possible and could be costly and time-consuming if it is possible to do so.

We are subject to risks associated with our foreign operations.

We have significant international operations and we continue to expand and grow these operations. We have operations in Switzerland and Germany and sales into over 100 countries through local market distributors. Certain risks are inherent in international operations that could have an adverse impact on our business, results of operations or profitability, including, but not limited to:

•	difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

•	foreign customers who may have longer payment cycles than customers in the U.S.;

•
tax rates in certain foreign countries may exceed those in the U.S. and foreign earnings may be subject to withholding requirements or the imposition of tariffs, exchange controls or other restrictions including transfer pricing restrictions when products produced in one country are sold to an affiliated entity in another country;

•	general economic and political conditions in countries where we operate or where end users of our products reside;

•	difficulties associated with managing a large organization spread throughout various countries;

•	changes in governmental approaches to foreign industry;

•	changes in tax, training or other incentives upon which we relied (or rely) in deciding to do business in a particular country;

•	wars, insurrections or other strife;

•	difficulties in enforcing intellectual property rights;

•	compliance with the Foreign Corrupt Practices Act and similar anti-bribery laws in non-U.S. jurisdictions;

•	compliance obligations under a variety of foreign laws and regulations; and

•	compliance with complex international laws and regulations.

If a natural or man-made disaster (including cyber-attacks) strikes one or more of our procurement/distribution facilities, key suppliers’ facilities, our information technology infrastructure or software, or our global carrier network we may be unable to manufacture/procure certain products or receive, process, ship and deliver customer orders for a substantial amount of time and our revenue could decline.

The efficient operation of our business is dependent on the support of our information technology systems. Our global business operations reside on a central enterprise resource planning system and internal server network. Failure of this system, the reliability of the data maintained in it, our telephony infrastructure, or our customer connectivity could result in significant disruption to our business. In addition, despite our security measures and our best attempts, our systems may be damaged by cyber-attacks, viruses, disasters, hackers, hardware failure, power failure or other disruptions. Any significant disruption could adversely affect our ability to operate efficiently, which could negatively impact our sales and profits.

Our facilities or those of our key suppliers may be affected by natural or man-made disasters. In the event that one or more of our facilities, or one of a key supplier, was affected by a disaster, we would be forced to attempt to shift sourcing to another source or rely on third-party manufacturers, who may or may not have the capability to effectively supply the affected products. We provide global distribution from our Nashville, Tennessee facility. Should a disaster strike this facility, we would be forced to attempt to shift distribution to another facility in the U.S. or Europe, which could adversely affect our ability to ship and invoice product for a substantial time period. Destruction of this facility could also result in our credit agreement being terminable by the lender. Disruptions to the global transportation network could also affect our ability to procure ship and invoice products. Although we have insurance for damage to our property and the interruption of our business, this insurance may not be sufficient in scope or amount to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.

We may be adversely impacted by work stoppages, other labor matters, or new labor laws.

Currently, our U.S. and Swiss facilities are not unionized and we are not aware of any employee consideration of or efforts to become unionized. Our German facility is represented by a works counsel pursuant to applicable local country laws and regulations. While we have not experienced any adverse effects from work stoppages or slow-downs, work stoppages or slow-downs experienced by us, our suppliers, or their suppliers could result in the interruption of production at facilities where our products are made or used. We cannot assure you that we will not encounter strikes, further unionization efforts, new labor laws, or other types of conflicts with labor unions or our employees, any or all of which could have an adverse effect on our financial results.

As we continue to expand our business globally, our success will depend, in part, on our ability to anticipate and effectively manage these and other risks. We cannot assure you that these and other factors will not have a material adverse effect on our international operations or our business as a whole.

We are subject to complex and costly regulation.

Our products are subject to regulation by the U.S. Food and Drug Administration, or FDA, and other national, federal and state governmental authorities. It can be costly and time-consuming to obtain regulatory clearance and/or approval to market medical products. Clearance and/or approval might not be granted for a new or modified device or other product on a timely basis, if at all. Regulations are subject to change as a result of legislative, administrative or judicial action, which may further increase our costs or reduce sales. Unless an exception applies, the FDA requires that the manufacturer of new medical products or a new indication for use of, or other significant change in, an existing medical device obtain either 510(k) pre-market notification clearance or pre-market approval before those products can be marketed or sold in the U.S. Modifications or enhancements to a product that could significantly affect its safety or effectiveness, or that would constitute a major change in the intended use of the product, technology, materials, labeling, packaging, or manufacturing process may also require a new 510(k) clearance. The FDA has proposed changes to its 510(k) pre-market clearance process and although we cannot predict with certainty the future impact of these initiatives, it appears that the time and cost to get many of our medical devices to market could increase significantly.

In addition, we are subject to regulations covering manufacturing practices, product labeling and advertising, and adverse-event reporting that apply after we have obtained clearance or approval to sell a product. Our failure to maintain clearances or approvals for existing products, to obtain clearance or approval for new or modified products, or to adhere to regulations for manufacturing, labeling, advertising or adverse event reporting could adversely affect our results of operations and financial condition. Further, if we determine a product manufactured or marketed by us does not meet our specifications, published standards or regulatory requirements, we may seek to correct the product or withdraw the product from the market, which could have an adverse effect on our business. Many of our facilities and procedures, and those of our suppliers, are subject to ongoing oversight, including periodic inspection by governmental authorities. Compliance with production, safety, quality control and quality assurance regulations can be costly and time-consuming.

The sales and marketing of medical products is coming under increased scrutiny by the FDA and other regulatory agencies and enforcement bodies, including but not limited to the federal Anti-Kickback Statute, state anti-kickback laws and the federal Physician Payment Sunshine Act. If our sales and marketing activities fail to comply with FDA regulations or guidelines, or other applicable laws, we may be subject to warnings or enforcement actions from the FDA or other enforcement bodies.

Competitor and distributor consolidation could adversely affect demand and pricing, which could adversely affect our business.

Competitor consolidation may increase downward pricing pressure as a consequence of the resulting larger competitor’s greater product and services offerings or its ability to purchase on a more cost-efficient scale. Distributor consolidation, domestically or in specific countries, may increase margin pressure or reduce our revenue, either of which could impact our operating results.

Our commercial efforts may be not be successful.

We rely upon our ability to provide products to customers on competitive quality, clinical education/training, service, differentiated innovation, price, and quantity terms. If our sales efforts are unable to bring our value proposition to our customers, customers may consider competitive products. Some of our customers utilize a single or small group of suppliers and may choose to rationalize their supplier base if our commercial team does not successfully execute our value proposition. Further, we may be unable to secure distribution rights for products required by our customers, causing them to consolidate their purchasing with competitors who are able to provide such broader array of products. If any of these events should occur, it would impair our direct sales business and cause a decline in revenue and profit.

Efforts to acquire additional companies or product lines may divert our managerial resources away from our business operations, and if we complete additional acquisitions, we may incur or assume additional liabilities or experience integration problems resulting in a failure to realize the anticipated benefits.

In addition to internally generated growth, our current strategy involves growth through acquisitions. In the future, we may seek to acquire additional businesses or product lines for various reasons, including in order to provide new product manufacturing capabilities, add new customers, increase penetration with existing customers or expand into new geographic markets. Our ability to successfully grow through additional acquisitions depends upon our ability to identify, negotiate, complete and integrate suitable acquisitions and to obtain any necessary financings.

We may be unable to continue to implement our acquisition strategy or our strategy ultimately may be unsuccessful. We intend to pursue the acquisition of businesses and product lines complementary to our own; both products which are consistent with those we sell today as well as medical device adjacencies in the hospital environment. Acquisitions could range in size from a single product to a large product family to an entirely new clinical line which, if consummated, could be significant to us.

If we pursue and/or complete additional acquisitions, we may experience the following, any of which could materially adversely affect our operating results:

•	material transaction expenses;

•	debt or increased interest and amortization expense;

•	increased depreciation expense;

•	increased operating expense;

•	increased capital investment;

•	possible in-process research and development charges for acquisitions that do not meet the definition of a ‘‘business;’’

•	difficulties integrating any acquired companies, personnel and products into our existing business;

•	delays in realizing the benefits of the acquired company or products;

•	diversion of our management’s time and attention from other business concerns;

•	limited or no direct prior experience in new markets or countries we may enter;

•	higher costs of integration than we anticipated;

•	difficulties in retaining key employees of the acquired business who are necessary to manage these businesses;

•	difficulties in maintaining uniform standards, controls, procedures and policies throughout our acquired companies; and

•	adverse customer reaction to such acquisition.

Some acquisition target businesses or products may not have adequate financial, disclosure, regulatory, quality or other compliance controls at the time we acquire them. As we grow by acquisition, we must manage any new businesses to integrate them into our systems for financial, disclosure, compliance, regulatory and quality control, realize synergies, and control costs. Acquisitions also involve other risks, including diversion of management resources otherwise available for execution and development of our business and risks associated with entering clinical or geographic markets in which our commercial and product development teams have limited experience or where experienced distribution partners are not available.

Our ability to develop our resources to adapt to new products or business areas and to identify and enter into or maintain satisfactory distribution networks for new acquisitions will in part determine our future success. We may fail to identify suitable acquisition candidates in the future, obtain acceptable financing or consummate an acquisition. If we cannot integrate acquired operations, manage the cost of providing our products or price our products appropriately, our profitability and return on investment could suffer. In addition, as a result of our acquisitions of other medical device products or businesses, we may be subject to the risk of unanticipated uncertainties, regulatory and other compliance matters or legal liabilities relating to those acquired businesses for which the sellers of the acquired businesses may not indemnify us, for which we may not be able to obtain insurance (or adequate insurance), or for which the indemnification provided may not be sufficient to cover the ultimate liabilities.

Our earnings would be negatively impacted if we write off goodwill or intangible assets created as a result of our various acquisitions.

As a result of prior acquisitions, we have accumulated a substantial amount of goodwill, amounting to $52,452 as of September 27, 2014, or 30% of our total assets as of such date. Goodwill and certain intangible assets are not amortized but rather are tested for impairment by us annually or more frequently if an event occurs or circumstances develop that would likely result in impairment. Examples of such events or circumstances include, but are not limited to, a significant adverse change in legal or business climate, an adverse regulatory action, or unanticipated competition or financial restatements. Additional acquisitions could result in increased risk of further impairments.

During 2013, we conducted our annual impairment test and determined that impairment related to the Symmetry Surgical Business existed. The impairment charge was an aggregate of $20.1 million (for goodwill, trademarks and in-process research and development of $18.3 million, $1.2 million and $610,000, respectively), and was primarily driven by lower revenue due to the previously disclosed integration challenges related to the 2011 acquisition of the surgical instruments portfolio of Codman & Shurtleff, Inc., from which SMI has not recovered as quickly as expected. SMI conducted an additional impairment test in 2014 and determined that an additional impairment existed. During the second quarter of fiscal 2014, we recorded a pre-tax non-cash charge in the amount of $10.5 million. This impairment is primarily driven by lower revenue due to sluggish hospital spending environment in the U.S. and integration challenges related to the 2011 acquisition of the Codman & Shurtleff, Inc. surgical instruments portfolio from which we have not recovered as quickly as previously expected.

At the closing of the Spin-Off, which occurred on December 4, 2014, and during the period thereafter, the market valuation of the Company has been significantly below book value.  The Company determined this to be an indicator of impairment and; therefore, the Company performed step one of an impairment test resulting in the conclusion that impairment of goodwill and intangible assets existed.  While the analysis is preliminary and subject to change as the Company finalizes the appraisal of the fair values of certain intangible assets as well as property, plant and equipment, the Company currently estimates a pre-tax impairment charge to goodwill of $46.0 million will be recorded during the fourth quarter of 2014.  The impairment was primarily driven by the market valuation of the Company combined with lower estimates of future cash flows due to a sluggish hospital spending environment in the U.S., previously disclosed integration challenges related to the 2011 acquisition of the surgical instruments portfolio of Codman from which the Business has not recovered as quickly as previously expected and reduced cost savings estimates for the post Spin-Off operations of the Company which have also been previously disclosed.

If we are unable to continue to improve our current products, develop new products or achieve customer quality expectations, we may experience a decrease in demand for our products, our products could become obsolete, or we may incur higher costs in attempts to respond to customer expectations.

We sell our products to customers in markets that are characterized by technological change, product innovation and evolving industry standards and expectations. We are continually engaged in product development and improvement programs, both in collaboration with our customers and independently. In addition, our independent competitors may produce products that are more appealing to our customers and thereby impair our ability to compete effectively with them. Our competitors’ product development capabilities could also become more effective than ours, and their new products may get to market before our products, may be more effective or less expensive than our products or render our products obsolete. Increased regulatory pressures and longer approval processes may impair our ability to develop innovative products, as well as our ability to do so on a commercially effective timeline. If our customers change or increase quality expectations or requirements, and we are unable to achieve them, whereas our competitors are, we may lose volume. Additionally, we may significantly increase our costs in attempts to achieve product quality expectations. If one or more of these events were to occur, our business, financial condition and results of operation could be adversely affected.

Regulations related to conflict minerals may force us to incur additional expenses, may result in damage to our business reputation and may adversely impact our ability to conduct our business.

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC promulgated final rules regarding disclosure of the use of certain minerals, known as conflict, that are mined from the Democratic Republic of the Congo and adjoining countries, as well as procedures regarding a manufacturer’s efforts to prevent the sourcing of such minerals and metals produced from those minerals. These disclosure requirements require ongoing due diligence efforts and disclosure on Form SD in May of each year for the prior calendar year. We will be required to file a Form SD in the years following the completion of the Spin-Off. There are costs associated with complying with these disclosure requirements, including for diligence in regards to the sources of any conflict minerals used in our products, in addition to the cost of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities. In addition, our ongoing implementation of these rules could adversely affect the sourcing, supply, and pricing of materials used in our products.

Currency exchange rate fluctuations could have an adverse effect on our revenue and financial results.

We incur a significant portion of our expenses in currencies other than U.S. dollars. We have operations in Switzerland and Germany, as well as sales in over 100 countries. While our sales to international customers are in U.S. dollars, their purchases may be affected by the cost of acquisition. Currency exchange rates are subject to fluctuation due to, among other things, changes in local, regional or global economic conditions, the imposition of currency exchange restrictions and unexpected changes in regulatory or taxation environments. Exchange rate fluctuations could have an adverse effect on our financial results.

If we fail to obtain, or experience significant delays in obtaining, FDA clearances or approvals to commercially distribute our future products our ability to sell our products could suffer.

Some of our products are subject to rigorous regulatory pre-approval by the FDA and other federal, state and foreign governmental authorities. We are responsible for obtaining the applicable regulatory approval for the commercial distribution of our products. The process of obtaining this approval, particularly from the FDA, can be costly and time consuming, and there can be no assurance that we will obtain the required approvals on a timely basis, if at all. The FDA, for example, assigns medical devices to one of three classes which determine, among other things, the type and degree of FDA approval required to commercially distribute the device in the U.S. We produce Class I, II and III devices. Class I devices are deemed to present little risk to patients and are generally exempt from FDA approval requirements. Class II devices can generally be commercially distributed only after the device has received 510(k) clearance. The FDA will clear marketing of a medical device through the 510(k) process if certain design, testing and validation requirements are met and it is demonstrated that the device is ‘‘substantially equivalent’’ to a device that was legally marketed prior to May 28, 1976, or to another commercially available device subsequently cleared through the 510(k) Pre-Market Notification process. This process generally takes three to six months, but recently has taken substantially longer, up to nine months or more, due to increased review time and scrutiny of requirements to assure safe and effective products for consumers. Before a Class III device can be commercially distributed in the U.S., a pre-market approval, or PMA, must be obtained from the FDA. The PMA process can be expensive and uncertain, requires detailed and comprehensive scientific and other data and generally takes between one and three years, but may take significantly longer. The commercial distribution of any products we develop that require regulatory clearance may be delayed. In addition, because we cannot assure you that any new products or any product enhancements we develop for commercial distribution in the U.S. will be exempt from the FDA market clearance requirements or subject to the shorter 510(k) clearance process, the regulatory approval process for our products or product enhancements may take significantly longer than anticipated by us or our customers.

Any claims in excess of our insurance coverage limits may result in substantial costs and a reduction in our available capital resources.

We maintain property insurance policies covering physical damage to our equipment, facilities, buildings and inventory; employer’s liability insurance generally covering our employees’ workplace death or injury; product liability insurance covering product liability claims arising from the use, consumption or operation of our products; general liability insurance covering certain incidents to third parties that occur on or in our premises; business interruption insurance, and directors and officers liability insurance, among others. Our insurance coverage, however, may not be sufficient to cover all claims. As we expand our sales efforts into multiple international countries and product categories such expansion could increase the risk of claims.

We may experience difficulties, delays, performance impact or unexpected costs from facility infrastructure changes or outsourcing.

We regularly evaluate the location and function of our facilities. In the future, we may be required to consolidate, move or outsource our operations in order to improve our cost structure, achieve increased operating efficiencies, and improve our competitive standing or results of operations and/or to address unfavorable economic conditions. We may also lose favorable tax incentives or not be able to renew a lease on acceptable terms, resulting in the need to consolidate or relocate. As part of these actions, we may further reduce staff, make changes to certain capital projects, close certain operations and abandon leases for certain facilities that will not be used in our operations. In conjunction with any actions, we will continue to make significant investments and build the framework for our future growth and business continuity. We may not realize, in full or in part, all of the anticipated benefits and savings from these efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to achieve or maintain all of the resulting savings or benefits to our business or other unforeseen events occur, our business and results of operations may be adversely affected.

Implementation and achievement of our growth objectives also may be impeded by political, social, and economic uncertainties or unrest in countries in which we conduct operations or market or distribute our products. In addition, compliance with multiple, and potentially conflicting, international laws and regulations, import and export limitations, anti-corruption laws, and exchange controls may be difficult, burdensome or expensive.

We have significant international operations and we continue to expand and grow these operations. We have operations in Switzerland and Germany and sales into over 100 countries through local market distributors. Should disruptions, including those related to political or economic circumstances in those countries occur, or should there be unrest, social disruption, wars or conflicts, they may adversely affect our business, performance, prospects, value, financial condition, and results of operations.

We are also subject to compliance with various laws and regulations, including but not limited to, the Foreign Corrupt Practices Act in the United States and similar anti-bribery laws, which generally prohibit companies and their intermediaries from making improper payments to officials for the purpose of obtaining or retaining business. While our employees and agents are required to comply with these laws, we cannot assure you that our internal policies and procedures will always protect us from violations of these laws, despite our commitment to legal compliance and corporate ethics and our training and monitoring efforts. The occurrence or allegation of violations of these laws or regulations may adversely affect our business, performance, prospects, value, financial condition, and results of operations.

We may be adversely affected by the negative impact of social media and customer/market perception.

We utilize social media to provide an information channel to customers, prospective customers, employees, and investors. Despite our best efforts, we may be adversely affected by negative commentary generated (accurate or not) by other users of social media. This may adversely affect our reputation, the reputation of our brands, and customer perception, any or all of which could negatively impact our sales and profits.

We may be adversely affected by the impact of environmental and safety regulations.

We are subject to federal, state, local and foreign laws and regulations governing the protection of the environment and occupational health and safety, including laws regulating air emissions, wastewater discharges, and the management and disposal of hazardous materials and wastes, and the health and safety of our employees. We are also required to obtain permits from governmental authorities for certain operations. If we violate or fail to comply with these laws, regulations or permits, we could incur fines, penalties or other sanctions, which could have a material adverse effect on us. Environmental laws tend to become more stringent over time, and we could incur material expenses in the future relating to compliance with future environmental laws. In addition, we could be held responsible for costs and damages arising from any contamination or injury resulting from hazardous materials at our past or present facilities or at third-party waste disposal sites. Such costs could be material.

Future levels of indebtedness may limit our ability to operate our business, finance acquisitions and pursue new business strategies.

Our possible future indebtedness could:

•	make us more vulnerable to unfavorable economic conditions;

•	make it more difficult to obtain additional financing in the future for working capital, capital expenditures or other general corporate purposes;

•	make us susceptible to fluctuations in market interest rates that affect the cost of our borrowings to the extent that our variable rate debt is not covered by interest rate derivative agreements; and

•	make it more difficult to pursue strategic acquisitions, alliances and collaborations.

Our ability to service any future indebtedness will depend on our future performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, including but not limited to all of the factors and risks discussed herein. Some of these factors are beyond our control. Our ability to service any future indebtedness also relies on certain assumptions including, among others, that we will continue to be successful in implementing our business strategy and that there will be no material adverse developments in our business, liquidity or capital requirements. If we cannot generate sufficient cash flow from operations to meet our other obligations and commitments, we may be required to refinance our debt or to dispose of assets to obtain funds for such purpose. If necessary, we cannot be certain that refinancing or asset dispositions could be effected on a timely basis or on satisfactory terms, if at all, or would be permitted by the terms of our debt instruments. To the extent we incur additional indebtedness or other obligations in the future, the risks associated with our indebtedness described above, including our possible inability to service our debt, would increase.

Failure to satisfy the obligations and maintain compliance with any future lending agreements could have a material adverse effect on our business.

On December 5, 2014, we, Specialty Surgical Instrumentation, Inc. and Olsen Medical, LLC entered into a Credit Agreement (the “Credit Agreement”) with General Electric Capital Corporation, which subjects us to certain obligations more fully described in Note 14. We may obtain additional financing for our business, as well as for acquisition opportunities, but we may be unable to obtain adequate financing and there is no assurance that any such financing we do obtain will be obtained on favorable terms or at all. If we are successful in obtaining financing, we may be required to make timely payments of interest. Additionally, any such lending arrangements may include various restrictive covenants, compliance with which will be essential for credit availability. We may be unable to comply with such covenants and, if we fail to do so, we may be unable to obtain waivers from the lenders. Failure to comply with any payment or compliance requirements could entitle the lenders to, among other things, accelerate the maturity or terminate the availability of any such credit commitments.

Our credit agreement and future lending agreements may contain restrictions that limit our ability to pay dividends, incur additional debt, make acquisitions and make other investments.

Our Credit Agreement includes customary covenants for facilities of its type, including limitations on indebtedness, liens, investments and acquisitions, loans and advances, mergers and consolidations, sales of assets, and dividends, stock repurchases and other restricted payments. If we are successful in obtaining additional financing in the future, any such lending agreement into which we enter may similarly contain covenants that restrict our ability to make distributions to stockholders or other payments unless we satisfy certain financial tests and comply with various financial ratios. These lending agreements may also contain covenants that limit our ability to incur additional indebtedness, invest in our foreign operations, acquire other businesses and make capital expenditures and impose various other restrictions. These covenants could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise.

Future levels of indebtedness may limit our ability to operate our business, finance acquisitions and pursue new business strategies.

Our possible future indebtedness could:

•	make us more vulnerable to unfavorable economic conditions;

•	make it more difficult to obtain additional financing in the future for working capital, capital expenditures or other general corporate purposes;

•	make us susceptible to fluctuations in market interest rates that affect the cost of our borrowings to the extent that our variable rate debt is not covered by interest rate derivative agreements; and

•	make it more difficult to pursue strategic acquisitions, alliances and collaborations.

Our ability to service any future indebtedness will depend on our future performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, including but not limited to all of the factors and risks discussed herein. Some of these factors are beyond our control. Our ability to service any future indebtedness also relies on certain assumptions including, among others, that we will continue to be successful in implementing our business strategy and that there will be no material adverse developments in our business, liquidity or capital requirements. If we cannot generate sufficient cash flow from operations to meet our other obligations and commitments, we may be required to refinance our debt or to dispose of assets to obtain funds for such purpose. If necessary, we cannot be certain that refinancing or asset dispositions could be effected on a timely basis or on satisfactory terms, if at all, or would be permitted by the terms of our debt instruments. To the extent we incur additional indebtedness or other obligations in the future, the risks associated with our indebtedness described above, including our possible inability to service our debt, would increase.

Our future capital needs are uncertain and we may need to raise additional funds in the future.

Our future capital needs are uncertain and we may need to raise additional funds in the future through debt or equity offerings. Our future capital requirements will depend on many factors, including, but not limited to:

•	cost of acquisitions;

•	revenue generated by sales of our products;

•	expenses incurred in manufacturing and selling our products;

•	costs of developing new products or technologies;

•	costs associated with capital expenditures;

•	costs associated with our expansion;

•	costs associated with regulatory compliance, including maintaining compliance with the quality

•	system regulations imposed by the FDA;

•	the number and timing of acquisitions and other strategic transactions;

•	working capital requirements related to growing new acquisitions or existing business;

•	expansion of our international or domestic facilities; and

•	costs associated with litigation, judicial or administrative awards or other legal issues that arise.

As a result of these factors, we may need to raise additional funds, and these funds may not be available on favorable terms, or at all. Furthermore, if we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or convertible debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, execute our business strategy, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements.

Risks Related to Our Industry

Our business is subject to healthcare industry cost containment measures and other industry trends affecting pricing that could result in reduced sales of, or prices for, our products.

Acceptance of our products by hospitals, outpatient centers and physicians depends on, among other things, reimbursement approval of third-party payers such as Medicaid, Medicare and private insurers. The continuing efforts of government, insurance companies and other payers of healthcare costs to contain or reduce those costs could lead to lower reimbursement rates or non-reimbursement for medical procedures that use our products. As that occurs, customers might insist that we lower prices on products related to the affected medical device or they might significantly reduce or eliminate their purchases from us of these related products. We have relationships with group purchasing organizations, or GPOs, which negotiate pricing for member hospitals, and which require price discounts for certain products. Pricing pressure may have an impact on our financial results.

Significant changes to U.S. federal, state and foreign tax laws and regulations that apply to our operations and activities could have a material adverse effect on our financial results.

Our operations are subject to the tax laws, regulations and administrative practices of the U.S., U.S. state jurisdictions and other countries in which we do business. Significant changes in these rules could have a material adverse effect on the results of operations. For example, our effective tax rate reflects the impact of our Schaffhausen, Switzerland global supply chain operations and undistributed foreign earnings for which no U.S. taxes have been provided because such earnings are intended to be invested indefinitely outside the U.S. Substantial reform of U.S. tax law regarding tax on certain foreign profits could result in an increase in our effective tax rate, which could have a material adverse effect on our financial results.

The full impact of the recently-enacted federal healthcare reform legislation of 2010 on our business remains uncertain.

In March 2010, the U.S. Congress adopted, and President Obama signed into law comprehensive health care reform legislation through the passage of the Patient Protection and Affordable Health Care Act, as amended by the Health Care and Education Reconciliation Act, collectively the PPACA which significantly impacts the medical device industry. To help offset the cost of the healthcare reforms provided therein, the legislation imposed a 2.3% excise tax on all domestic sales of medical devices after December 31, 2012. In 2013, we incurred $750,000 in excise tax, which was included as a selling, general and administrative expense. In the first half of 2014, we incurred $353,000 in excise tax. We determine revenue subject to the excise tax on the basis of which entity is the registered owner of the device, the first sale in the U.S. and other factors. With the exception of revenue growth and product mix subject to the excise tax, we do not expect a material change in our excise tax responsibility going forward, although some excise tax that was paid by SMI prior to the Spin-Off may be shifted to us under the terms of our Supply Agreement and is already reflected in our pricing agreements. We cannot predict with certainty whether regulators will implement any changes to the excise tax or the ultimate effect of any changes to the excise tax or the federal health care reform in general will have on us when fully implemented. Specifically, it is too early to estimate the future impact of health care reform, in general, on our business as a result of the impact on our customers’ business, including surgical volumes, hospital construction or capital spending. The legislation could have a material adverse effect on our customers’ businesses and our business, cash flows, financial condition and results of operations.

Many significant parts of the law will be phased in during the next decade and require further clarification in the form of regulations. As a result, many impacts will not be known until those regulations are enacted.

Effective August 1, 2013, certain manufacturers of medical devices covered by Medicare, Medicaid, and the Children’s Health Insurance Program who make payments or other transfers of value to physicians and teaching hospitals were required to begin tracking and reporting such payments and transfers under the regulations known as the National Physician Payment Transparency Program. Efforts to comply with these requirements on an ongoing basis may result in an increase in operational expenses and a diversion of management’s time from other business activities. Failure to comply fully could cause us to incur costs and expenses associated with remedial compliance or fines.

Changing laws and increasingly complex corporate governance and public disclosure requirements could have an adverse effect on our business and operating results.

Changing laws, regulations and standards, including those relating to corporate governance and public disclosure such as the Dodd-Frank Wall Street Reform and Consumer Protection Act and recently enacted SEC regulations, have created additional compliance requirements for companies such as ours. These include, but are not limited to, the reporting of the use of conflict minerals. Our efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in operational expenses and a diversion of management’s time from other business activities.

Other General Risks.

Our future viability and profitability is also dependent on a number of other factors that affect the performance of all industries and not just the medical device industry, including (but not limited to) the following:

•	financial failure or default by a party to any contract to which we are, or may become, a party;

•	insolvency or other managerial failure by any of our customers or suppliers;

•	industrial disputes;

•	litigation;

•	natural disasters; and

•	acts of terrorism or an outbreak of international hostilities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

10.1*
Credit Agreement dated as of December 5, 2014, among Symmetry Surgical Inc., Specialty Surgical Instrumentation, Inc. and Olsen Medical, LLC as Borrowers, General Electric Capital Corporation as a Lender and Swingline Lender and as Agent for all Lenders, the other financial institutions party thereto as Lenders and GE Capital Markets, Inc. as Sole Lead Arranger and Bookrunner.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act.*

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.*

101.INS~	XBRL Instance Document

101.SCH~	XBRL Taxonomy Extension Schema Document

101.CAL~	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF~	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB~	XBRL Taxonomy Extension Label Linkbase Document

101.PRE~	XBRL Taxonomy Extension Presentation Linkbase Document
* Filed concurrently herewith.
~ In accordance with Rule 406T under Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYMMETRY SURGICAL INC.

	By	/s/ Thomas J. Sullivan
Thomas J. Sullivan,
President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Scott Kunkel
Scott Kunkel,
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

December 19, 2014