Form 10-K
period 2015-01-03
Symmetry Surgical Inc.
filed 2015-03-13
CIK 1616101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2015

Commission File Number: 001-36770

SYMMETRY SURGICAL INC.
(Exact name of registrant as specified in its charter)

Delaware	47-1523659
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3034 Owen Drive, Antioch, Tennessee	37013
(Address of principal executive offices)	(Zip Code)

(800) 251-3000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, Par Value $0.0001 Per Share	The NASDAQ Global Market
Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities
Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the
Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (S232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐ Yes  ☒  No

As of June 28, 2014, the registrant's common stock was not publicly traded.

The number of shares outstanding of the registrant’s common stock as of March 6, 2015 was 10,313,377 shares.

DOCUMENTS INCORPORATED BY REFERENCE
None.

SYMMETRY SURGICAL INC.

Cautionary Note Regarding Forward-Looking Statements

Throughout this Annual Report on Form 10-K, or in other reports or registration statements filed from time to time with the Securities and Exchange Commission under the Securities Exchange Act of 1934, or under the Securities Act of 1933, as well as in documents we incorporate by reference or in press releases or oral statements made by our officers or representatives, we may make statements that express our opinions, expectations, or projections regarding future events or future results, in contrast with statements that reflect historical facts. These predictive statements, which we generally precede or accompany by such typical conditional words such as “anticipate,” “intend,” “believe,” “estimate,” “plan,” “seek,” “project,” “potential,” or “expect,” or by the words “may,” “will,” “could,” or “should,” and similar expressions or terminology are intended to operate as “forward-looking statements” of the kind permitted by the Private Securities Litigation Reform Act of 1995. That legislation protects such predictive statements by creating a “safe harbor” from liability in the event that a particular prediction does not turn out as anticipated.

Forward-looking statements convey our current expectations or forecast future events. While we always intend to express our best judgment when we make statements about what we believe will occur in the future, and although we base these statements on assumptions that we believe to be reasonable when made, these forward-looking statements are not a guarantee of performance, and you should not place undue reliance on such statements. Forward-looking statements are subject to many uncertainties and other variable circumstances, many of which are outside of our control, that could cause our actual results and experience to differ materially from those we thought would occur.

We also refer you to and believe that you should carefully read the portion of this report described in “Risk Factors” to better understand the risks and uncertainties that are inherent in our business and in owning our securities.

Any forward-looking statements which we make in this report or in any of the documents that are incorporated by reference herein speak only as of the date of such statement, and we undertake no ongoing obligation to update such statements. Comparisons of results between current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

PART I

Dollars are in thousands unless otherwise noted. We are an "emerging growth company" as that term is defined in the Jumpstart Our Business Startups Act of 2012 and, as such, we have elected to comply with certain reduced public company reporting requirements.

Item 1. Business

Separation from Symmetry Medical Inc.
In August 2014 Symmetry Medical Inc. (“SMI”) announced that it had entered into an Agreement and Plan of Merger, dated as of August 4, 2014 (the “Merger Agreement”), by and among SMI, TecoStar Holdings, Inc., Tecomet, Inc., and TecoSym, Inc. (“Merger Sub”), pursuant to which Merger Sub was merged with and into SMI, with SMI continuing as the surviving corporation (the “Merger”). As a result of the Merger, all of the outstanding shares of common stock of Symmetry Surgical Inc. (the "Company") were spun-off to SMI’s stockholders and the holder of each outstanding share of common stock of SMI received one-quarter of a share of common stock of the Company. This is referred to as the “Spin-Off.”

In connection with the Spin-Off, SMI entered into a Separation Agreement, dated as of August 4, 2014 (the “Separation Agreement”) with the Company. Pursuant to the Separation Agreement, SMI transferred all of the assets and liabilities of its Symmetry Surgical Business to the Company prior to the consummation of the Merger and the Spin-Off. The Separation Agreement provides for various agreements and arrangements governing the Company's relationship with SMI after the Spin-Off. Following the completion of the Merger and the Spin-Off on December 5, 2014, Symmetry Surgical began to operate as an independent publicly-traded company. Symmetry Surgical's common stock began trading under the ticker symbol "SSRG" on The NASDAQ Global Market on December 5, 2014.

Overview
Symmetry Surgical Inc. is a Delaware corporation headquartered in Nashville, Tennessee. We are a global marketer and distributor of medical devices with some limited manufacturing focused on the general surgery market. We offer over 20,000 products and sell primarily to hospitals and surgical centers in the United States and countries worldwide through direct representatives, dealers and distributors. Specifically, our current product portfolio includes a broad range of reusable stainless steel and titanium, hand-held general and specialty surgical instruments, single use and disposable instruments, electro-surgery instruments, retractor systems, and containers and sterilization devices sold directly to hospitals and other sites of care.

We expect the global healthcare industry to continue to grow as populations age, access to care in developing nations increases, and treatment advances in medical care are achieved. We also believe that cost containment in healthcare is becoming an increasingly critical issue in both government funded and privately insured populations. At the same time, we believe that there is an expectation of continued improvements in the standard of care and prevention, although there will now be an economic component of the discussion. The global medical device market for treatment devices was estimated to be $247 billion in 2012, with annual growth anticipated in the mid-single digits. Our company competes in the General Surgery market of medical devices, which was estimated in 2008 to become $18 billion by 2013 with annual growth anticipated in the low single digits. The General Surgery market includes the following market segments: Open Surgery Instruments, Minimally Invasive Surgery Instruments, Energy Based and Powered Instruments, Adhesion Prevention Products, Disposable Surgical Supplies, and Medical Robotics and Computer Assisted Surgery. Additionally, other views of this marketplace more specific to general surgical equipment estimate it to be $5 billion in 2013 with the reusable segment to be more than $4 billion. Our primary historical focus has been on reusable general surgery instruments and sterilization containers, a market which we estimate to be $1 billion worldwide, cutting across the Open Surgery, Minimally Invasive Surgery, and Energy segments. Looking ahead, we are planning to expand our target market to include all general surgery devices used across a range of specialties in which we already have a presence, including: Arthroscopy, Bariatric, Colo-Rectal, Neurosurgery, OB/Gyn, Orthopedics, Pediatrics, Spine, Thoracic, Urology, General Surgery, Ophthalmology, Otolaryngology/ENT, Plastics/Reconstructive, Peripheral Vascular, Cardiovascular, Neurovascular, and Endovascular. We intend to focus on devices which are reusable, single-use/disposable, or re-posable, or devices with a reusable handle and disposable active component. We believe this incremental market opportunity to be $4 billion worldwide.

We estimate that there are five large players in the global market in which we historically compete (the reusable general surgery instrument market), with the balance residing in a large number of smaller regional or specialty companies. The incremental markets which we intend to pursue are dominated by larger multi-national corporations as well as smaller regional global competitors and start-up/entrepreneurial companies. We expect that our historical market growth will be driven by the following factors:

•	Macro-economics and demographics driving overall hospital procedural growth;

•	Capital investment in new hospital and/or new operating room construction, especially in developing countries;

•	Customer cost pressures increasing the use of reusable or “re-posable” surgical instruments versus single use/disposable; and

•	Innovations that result in a reduction of labor required during surgery, decreased operating room times, or other reductions in costs of service.

We expect market growth in the incremental markets which we intend to pursue to be driven by a number of factors, including but not limited to:

•	Macro-economics and demographics driving overall hospital procedural growth;

•	Innovations that result in a reduction in labor required during surgery, decreased operating room times, or other reductions in costs of service or increased efficiency in providing services; and

•	The migration of care to lower acuity sites and the demand for single use instruments at those sites.

Currently, we believe that Symmetry Surgical is the fourth largest reusable general surgical instruments company in the world, with a category market share we estimate to be 8 - 9%, based on our 2014 external sales. We are dedicated to developing high-quality surgical instruments that respond to the needs of clinicians as they arise, making a real difference in the lives of patients. Our broad portfolio brings together the rich history and distinctive product lines of three SMI acquisitions: the surgical instruments and sterilization container business of Specialty Surgical Instrumentation, Inc. ("SSI"); the electro-surgery instrument business of Olsen Medical, LLC ("Olsen Medical"); and the stainless steel and titanium surgical instrument portfolio of Codman & Shurtleff, Inc., a subsidiary of Johnson & Johnson.

Our business was established in 1976 as Specialty Surgical Instrumentation, Inc. SMI acquired Specialty Surgical Instrumentation, Inc. in 2007 and added two additional acquisitions, Olsen Medical and the Codman & Shurtleff, Inc. instruments portfolio, to create the Symmetry Surgical division of SMI in 2011. Symmetry Surgical Inc. was incorporated in July 2014 as a wholly-owned subsidiary of SMI.

In 2011, we acquired certain assets of Olsen Medical, a division of PSC Industries, Inc. Olsen Medical manufactures a full line of single-use and reusable bipolar and monopolar forceps, cords, electrosurgical pens/pencils, electrodes, and accessories.

Also in 2011, we acquired the surgical instruments product portfolio from Codman & Shurtleff, Inc., a subsidiary of Johnson & Johnson. The assets acquired in this transaction included certain U.S. and German-based personnel, as well as inventory, intellectual property, trademarks, regulatory approvals, and an instrument procurement center located in Tuttlingen, Germany. As part of the transaction, we received transition services from the seller. The majority of these services, including U.S. distribution, global quality and regulatory, and distribution in select countries outside the U.S., terminated in September 2012. Distribution services continued in the majority of international markets through mid-year 2013 when the transfer of regulatory approvals and local distributor representation were scheduled to occur. The addition of this product portfolio allowed us to offer a broader array of medical instruments and related products, expand our global distribution, increase our intellectual property, trademarks, and regulatory approvals, and obtain an instrument procurement center and personnel located in Tuttlingen, Germany.

Products from both of these acquisitions are now sold by Symmetry Surgical’s sales force in the U.S. and internationally through country-specific distributors. In 2013, we further expanded our ability to provide global supply chain management and international commercial operations with the opening of our Symmetry Surgical Switzerland subsidiary based in Schaffhausen, Switzerland.

From 2012 to 2014 we executed on the integration of our 2011 acquisitions. This process included the establishment of a new global distribution center at our Nashville, Tennessee headquarters, the implementation of a new ERP system for order to cash and supply chain processing, label changes for all acquired products, the establishment of a global distributor network, the integration of an instrument quality and procurement facility in Tuttlingen, Germany, the integration of the Louisville, Kentucky instrument finishing and packaging facility (primarily devoted to Olsen Medical products), and the initiation of cross training our direct selling force in the United States. Additionally, in 2013, we began the process of establishing country-specific regulatory approvals for those of our legacy products which were not historically sold outside the U.S. We also engaged in the education and training of our international distributor network and made our first Symmetry Surgical comprehensive catalog available to the U.S. and international markets.

Symmetry Surgical’s products are common to a wide range of surgical procedures, enabling clinicians to expose, grasp, cut, clamp, and repair during virtually all types of surgery, as well as clean and sterilize following surgery. They are subject to our quality standards and are only made available to the commercial marketplace after passing inspection tests and obtaining appropriate regulatory approvals. Our collective one-hundred-year-plus heritage is well represented by our brands, which we believe are respected by clinicians and hospital customers and many of which are backed by intellectual property rights.

Our U.S.-based marketing team collaborates with internal and external engineers and product developers to create a product pipeline that addresses unmet needs for the surgical specialties which we serve in the product categories in which we compete. Our new product development team also collaborates with surgeon innovators to develop products that fill needs and are well-suited to surgeons’ preferences. Once product designs are finalized, they are sourced by Symmetry Surgical from a broad range of instrument manufacturers in the U.S., Germany, and other regions of the world, or manufactured internally if appropriate.

Commercial demand is generated by both direct sales representatives and geographically defined authorized dealers in the U.S. as well as local market distributors outside the U.S. Symmetry Surgical does not maintain a direct sales force outside the U.S., although we employ regionally-based business development teammates to collaborate with country-based distributors to generate demand and reinforce Symmetry Surgical’s standards for marketing, sales, and compliance. Sales outside the U.S. are accomplished through authorized distributors who purchase products from us and then sell the products to the final customer and are accountable for inventory and accounts receivable in local markets. In the U.S., our direct representatives are compensated in a variety of manners, but primarily via commission. U.S.-based dealers are compensated via commission for sales processed by Symmetry Surgical. Customer orders are received by customer service and physically processed at our Nashville, Tennessee headquarters and thereafter distributed by third party carriers and freight forwarders worldwide.

Mission/Vision
Our mission is to be the future of surgical instruments. Our goal, through organic growth and acquisition, is to grow into a company with stronger gross margins that delivers consistent cash flow and is recognized for being customer centric and developing high-quality surgical instruments that respond to the needs of clinicians - making a real difference in the lives of patients and the economics of care. We believe we can deliver on this goal by achieving our aspirations and capitalizing on what we believe to be our competitive advantages.

We are dedicated to improving patient clinical and economic outcomes and delivering exceptional quality and service to our customers. We are collaborative with our customers, responding directly to clinician and provider needs with new innovations that help them deliver exceptional care in a total value environment. We strive to be more responsive than our competition, which often consists of minor divisions in much larger corporate entities.

Strategy and Approach
We aspire to:

•
Be recognized as a leading global medical device company that is customer-centric and brand-driven, with a unique clinical and health economic focus on surgical instruments needed routinely in operating rooms, surgery centers, and sites of care that are not reimbursement specific.

•
Create an attractive environment for our engaged employees that is appealing and challenging, while providing opportunities for empowerment and growth that makes us an employer of choice with a culture that is data, process, compliance, and results focused, action oriented, accountable, proud and innovative.

•	Provide flawless quality and global regulatory registration and compliance with integrated quality systems and excellent supplier quality management.

•	Earn long-term customer loyalty through engaging customer experiences.

•
Achieve sustained profitable growth by innovating and launching new products, gaining market share through our sales and professional education efforts, in-licensing new products and Alliance Partners Products, and seamless integration of acquisitions.

•	Be a recognized acquirer and integrator with the talent and infrastructure to drive the benefits of acquisitions quickly.

•
Manage an advanced supply chain built on lean thinking and continuous improvement that maximizes customer service and achieves competitive costs and cash flow generation while managing a comprehensive instrument and device portfolio.

•
Nourish enduring brand health through a differentiated portfolio of products and services that deliver economic and clinical value accomplished through external and internal innovation developed and brought to market on a consistent, predictable rhythm.

We intend to focus our energies in the following areas, which we believe will create competitive advantages for our business:

•
A Direct Sales Channel in the U.S.   We believe our talented sales (both employee and dealer) and professional education Teammates will build long term relationships with a wide range of customers - clinicians, operating room directors, sterile processing, and materials management - with an offering based on total value, customer centric responsiveness, and training to drive market share growth.

•
Strategic Relationships with Group Purchasing Organizations ("GPOs") and Integrated Delivery Networks though Access to Key Decision Makers.  We believe our breadth and expansive scope of products positions us as an important partner with our customers in reusable general surgical instruments and other general surgery products. We believe this position will give us access to key decision makers with whom we intend to continue to build strategic relationships and serve their multiple members and sites of care.

•
Sales Synergies by Cross-Selling Products and Offerings.  Symmetry Surgical offers over 20,000 products to our global customers. We believe we can leverage the sales synergies created by this expansive product offering - and complementary additions - to generate increased revenue.

•
Broad Portfolio of Products and Trusted Brands.  We believe our extensive product portfolio and distribution capability allow us to meet our customers’ needs across numerous locations on a timely basis from our distribution center located in Nashville, TN, the logistics hub of the U.S. We believe our breadth and scope of products allows our customers to reduce their number of suppliers and streamline their procurement. We believe our trusted brands, which include Bookwalter®, Greenberg®, Olsen®, Magna-Free®, The Ultra System®, Access Surgical International®, Classic® /Classic Plus®, Opti-Length® and RapidClean®, are attractive as physician preference items. Our products capitalize on our portfolio of patents and trademarks.

•
Quality and Regulatory Compliance.  Our quality systems are based upon and in compliance with International Organization for Standardization (ISO) requirements and, where applicable, United States Food and Drug Administration (FDA) regulations. We believe our quality and regulatory compliance systems meet or exceed our customers’ expectations.

•	Global Reach. Commercial demand is generated by scores of geographically defined authorized distributors worldwide.

•
Rationalized and Reliable Supply Chain.  Under the direction of Symmetry Surgical Switzerland, our Tuttlingen, Germany facility provides sourcing and quality services for products procured in Germany, as well as other regions of the world through strategic suppliers. We will strive to build a lean supply chain that achieves high service levels, with optimal working capital investment and competitive margins.

•
Innovation.  We believe our product portfolio will continue to expand through the addition of products identified to solve our customers’ unmet needs - both clinical and economic. We intend to collaborate with surgeons to innovate, design, develop, prototype, source, register, and market proprietary products based on intellectual property.

•
Increased Presence In General Surgery By Diversifying Our Revenue Base and Expanding Our Sales Channels to Market.  We believe we have a large footprint in the acute care surgical instruments market and a presence in a wide array of surgical interventions - both domestically and abroad. We believe we will continue to grow our go to market channel by serving adjacent clinicians beyond the operating room setting, operating room directors, hospital material managers, and hospital central sterilization in the acute care market as well as expanding to other sites of care.

•
Continue to Expand Our Offerings Through External Collaboration.  We believe that our current portfolio, U.S. direct sales force, professional education capabilities, and global customer access offer new and innovative medical companies a meaningful channel to market their products, enabling us to realize revenue through licensing, distribution agreements, or acquisition. We will look to expand our offerings across the general surgery market and plan to be an acquirer/licensor of strategically appropriate companies and products.

•	Being Responsive. We believe we can be more responsive to our customers’ needs than our competitors, which in many cases are relatively small divisions in much larger companies.

Products Overview - Surgical Instruments and Related Products
The medical devices we offer are predominantly classified as general surgery instruments and are commonly found in operating rooms and utilized by our customers in a wide range of surgical interventions. Our portfolio of surgical instruments, which includes retractor instruments / systems of instruments, electrosurgery instruments, general instruments and specialty instruments are complemented by our offering of containers and sterilization devices which are used to enable the sterilization and storage of surgical instruments. We also offer ancillary products, including fiber optic light sources for surgery and non-toxic enzymatic detergents for cleaning instruments. We offer all these products to our customers as a comprehensive surgical instruments portfolio. While we manage our business in one segment we report on revenue by two categories:

•
Proprietary Products, which include products with Symmetry Surgical-owned brands sold in the United States and worldwide. Today, this includes surgical instruments such as retractor instruments/systems, electrosurgery instruments, containers and sterilization devices and general and specialty instruments.

•
Alliance Partners Products, which include complementary products offered by other manufacturers which Symmetry Surgical distributes, primarily in markets within the United States. Today, this includes complementary general surgery instruments used in surgical lighting, laparoscopic surgery, and ligation. We report on revenue in this category separately because we offer these products for sale in our capacity as a distributor, and we do not own the underlying intellectual property, nor are we the manufacturer of record and the gross margin profile is different than our Symmetry Surgical branded products.

We believe our collective heritage is well represented by our brands (which include Symmetry® , Bookwalter® , RapidClean®, Classic Plus® and Classic®, Microsect®, Olsen®, Secto®, Opti-Length® , Magna-Free®, Access Surgical International® , Greenberg® , Riley Medical® , Quad-Lock®, FlashPak® and The Ultra System®). We believe that these brands are respected by clinicians and hospital customers and they are all backed by intellectual property. These general surgery instruments typically fall into four categories (described below), however, we offer them as a comprehensive portfolio.

•
Retractor Instruments/Systems, which include the original, market-leading Bookwalter® retractor system and Greenberg® neurosurgical retractor systems. Additionally, our broader retractor portfolio provides access and visualization for spinal, orthopedic, plastic and general surgery procedures.

•
Electrosurgery Instruments, which includes the Olsen Medical® line of bipolar and mono polar single-use and reusable instruments, including the Midas Touch® non-stick cermet coating as well as attachment configurations for most generators.

•
Containers & Sterilization Devices, which include the market leader in immediate-use sterilization, the Flash Pak®, which was designed specifically to allow delivery of sterile instruments to the point of care within minutes of sterilization. We also offer a range of products including the Quad-Lock ® container system, developed to address sterilization integrity during surgical instrument transportation into the operating room, and The Ultra Container System, designed to meet needs for durability in a lightweight container system.

•
General and Specialty Instruments are offered in one of the most comprehensive portfolios of general instrument devices in the industry - carrying innovative, hard-to-find products across a range of surgical interventions.

In total, we offer over 20,000 products in our catalog.

Competition
Our business competes with divisions of large, multi-national branded medical device companies including segments of Aesculap division of B. Braun Medical, Inc., V. Mueller, a division of CareFusion, Jarit/Miltex, the surgical instrument division of Integra Life Sciences and Karl Storz, as well as hundreds of smaller, independent suppliers of specific instruments located throughout the world. We compete with our larger competitors on the basis of product quality, breadth of product offering, reputation for sourcing from quality manufacturers, clinically trained sales force, training/education, product performance, value/cost relationship, product availability, innovation, and responsiveness to tender opportunities and other customer needs. We compete with the smaller independent competitors on the basis of breadth of product offering, clinically trained sales force, training/education, product quality, product performance, value/cost relationship, product availability, innovation, and responsiveness to tender opportunities and other customer needs. We also compete with substitute devices such as re-processed single use instruments or substitute therapies.

Research & Development
In response to a product portfolio roadmap created by our strategic marketing team in our innovation process, our Research and Development Teammates design, develop, prototype, commercialize (in collaboration with our Supply Chain and Quality and Regulatory teams), contribute to the development of training and education materials (in collaboration with our Professional Education Team), and prepare proprietary products for market. Our engineers and product developers strive to create products and capabilities that address unmet clinical, physician and patient satisfaction, and economic needs in the surgical specialties and sites of care which we serve. We focus on products which are regulated as Class I and II devices in the United States and require a less significant investment in research and development. We aim to invest approximately 1% of revenue in research & development efforts. We can collaborate with surgeon innovators from conception through launch to ensure that our products will meet the needs of healthcare providers in the clinical setting. We compensate health care professionals for their contributions of intellectual property or consulting services in the product development process consistently with our healthcare compliance guidelines and all applicable laws and regulations. Additionally, we collaborate with external design and development firms and inventors, as well as strategic suppliers in the innovation process.

Intellectual Property
We rely on a combination of patents, together with non-disclosure and confidentiality agreements, to establish and protect the proprietary rights in our technologies and products. Our current intellectual property portfolio is comprised of 85 issued and 44 pending U.S. and non-U.S. patents (including in-licensed patents) and 48 issued and pending U.S. and non-U.S. trademarks. We have been issued 69 U.S. patents and 45 U.S. trademarks and have 29 pending U.S. patent applications and 4 pending U.S. trademark application. We have also sought intellectual property protection outside of the United States and have been issued 16 patents and we have 15 pending foreign patent applications.  Additionally, our trademarks are protected in multiple countries and regions and we have both issued and pending trademarks abroad.  Our patents and patent applications cover the following areas of our technology:

•	Branded Containers and Sterilization Devices;

•	Electro-surgery;

•	Branded Retractors Systems; and

•	Specialty Instruments.

Our current patents expire between May 22, 2015 and September 13, 2032. We actively monitor our intellectual property by periodically reviewing new developments to identify extensions to our patent portfolio and employ external patent attorneys to assist us in managing our intellectual property portfolio.

Some of the intellectual property used in our business has been cross-licensed on a perpetual royalty-free basis from our former parent company, SMI, since the closing of the Merger. Intellectual property that we own and that is licensed to SMI cannot be used in a manner which is competitive with Symmetry Surgical and we have similar restrictions on the use of SMI's intellectual property that we license. Both companies’ use of the intellectual property is governed by the shared IP cross license agreement described in the Merger Agreement.

The following are representative of our registered trademarks, and we believe that all of these provide significant value via customer recognition and perception: Symmetry®, Bookwalter®, RapidClean®, Classic Plus® and Classic® , Microsect®, Olsen®, Secto®, Opti-Length®, Magna-Free®, Access Surgical International®, Greenberg®, Riley Medical®, Quad-Lock®, FlashPak® Symmetry Sharp KerrisonTM and The Ultra System® .

While we believe our patents are valuable, we believe our knowledge, experience, proprietary and trade secret information, manufacturing processes, product design and development staff and sales staff have been equally or more important in maintaining our competitive position. We seek to protect our non-protected know-how, trade secrets, processes and other proprietary confidential information principally through confidentiality, non-compete and invention assignment agreements.

Government Regulation
We are a manufacturer and marketer of medical devices, and therefore are subject to governmental regulation (including the Food and Drug Administration and the Center for Medicare Services in the United States, and other United States and international agencies). We are also subject to federal, state and local environmental laws and regulations governing the emission, discharge, use, storage and disposal of hazardous materials and the remediation of contamination associated with the release of these materials at our facilities and at off-site disposal locations. We are also subject to various other environmental, transportation and labor laws as well as various other directives and regulations both in the U.S. and abroad.

We maintain a regulatory program to assure compliance with all applicable U.S. and international regulatory standards and directives with regard to our business. Our regulatory program focuses primarily on minimizing any risks associated with noncompliance with requirements or standards that could impact our products’ fit, form and function (including design, manufacture, testing, labeling, promotion and sales of the devices, maintenance of records, and traceability). We also place great emphasis on maintaining and following effective auditing practices and procedures to assure compliance with all internal and external standard operating procedures and 510(k) process requirements. The vast majority of our products are Class I or 510(k) devices. Finally, we conduct ongoing due diligence to monitor and assure compliance with all country of origin requirements, import and export, certifications with regard to international regulatory agencies, and customer complaints/product defects.

Manufacturing and Materials
We perform limited manufacturing and packaging in the U.S. at our Louisville, Kentucky and Nashville, Tennessee facilities and operate quality and procurement centers in the U.S., Switzerland, and Germany, all under the leadership of our Swiss subsidiary. These centers engage with suppliers to manufacture to our specifications. Our manufacturers use raw materials, including stainless steels, plastics, titanium, and various other components in the manufacture of our products that have a long history of use in clinical settings. We currently acquire certain services, materials, products or other assets from third parties and outsource certain aspects of our business. While we believe we have a reliable supplier base with alternative sources for our products, we do not normally maintain multiple sources for products and transferring a product from one supplier to another can only be done after an appropriate period to ensure quality and regulatory compliance. Thus, our performance is often a reflection of the performance of our supplier base and our efforts to manage them.

Customers
Products are sold primarily to the tertiary hospital operating room environment, although growth is coming increasingly from a migration of site of care to ambulatory surgery centers and physician offices for select procedures. We believe that our well-established customer relationships - based on total value, responsiveness, and training - with GPOs, Integrated Delivery Networks, hospital materials management, operating room directors, and clinicians has positioned us to drive growth. In the U.S., we sell through a combination of direct representatives and authorized dealers (who do not take title to the products) in specific geographies. Internationally, we sell through country specific distributors who take title and represent us in their respective local markets.

During fiscal 2014, we sold products to approximately 4,600 customers. We have relationships with several GPOs with sales on their contracts representing, in the aggregate, 32.3%, 20.4% and 9.3% of revenue in fiscal 2014, 2013 and 2012, respectively.

We sell our products to customers both domestically and in approximately 100 countries worldwide, with the vast majority of our sales in less than 30 countries. Approximately 87.5%, 88.1% and 85.2% of our revenue in fiscal 2014, 2013 and 2012, respectively, was from sales to customer in the United States. Approximately 12.5%, 11.9% and 14.8% of our revenue in fiscal 2014, 2013 and 2012, respectively, was from sales to customers internationally, based on the location of the customer to which we shipped our products. For additional geographic information see Note 19 to the Financial Statements.

Sales and Marketing
Our sales and marketing efforts emphasize the quality, clinical performance, and comprehensive breadth of our product line. Sales and marketing personnel are predominantly located in the U.S., although we have regionally-based business development leaders to assist in driving growth through our global network of distributors. U.S. sales are through a combination of direct representatives and dealers who generate demand which is fulfilled directly by Symmetry Surgical. Our hospital customers include clinicians, Operating Room Directors, hospital Materials Management, hospital Central Sterilization, multi-hospital strategic sourcing entities, and GPOs. Additionally, we are generating demand in ambulatory surgery centers, physician’s offices, and other evolving sites of care through our e-commerce efforts. Our commercial focus capitalizes on: tender opportunities for new or updated operating rooms where customers seek to outfit a full range of capabilities, new surgeons or new services being added to an existing operating room that require a specific clinical focus of instruments, introduction of specialized clinical innovation and new products, and replacement of existing products which have reached the end of their life cycle. Our customer interactions often involve training and education in the use of our products. Our sales personnel are technically trained and are based in the territories they serve. This enables us to be responsive to the needs of our customers and actively involved in the planning and developing of future opportunities.

Quality Assurance
We maintain a comprehensive quality assurance and quality control program, which includes the control and documentation of all product specifications, material specifications, operating procedures, equipment maintenance and quality control methods. Our quality systems are based upon FDA requirements and the ISO standards for medical device manufacturers. We believe that all of our facilities are currently in substantial compliance with regulations applicable to them. For example, for our U.S. and German facilities these regulations include the current Good Manufacturing Practice regulations and other quality system regulations administered by the FDA. Our facilities in Louisville, Kentucky, Nashville, Tennessee, and Tuttlingen, Germany are currently ISO 13485 certified and registered and subject to inspection by the FDA. Our facility in Nashville, Tennessee was inspected by the FDA in 2014 and did not receive any Form 483 observations. Our U.S. facilities have also obtained Certificates of Foreign Government (CFG), which are required for importing medical devices to many foreign markets, and Canadian Medical Device Regulations (CMDR) certificates, certifying them to the Canadian Medical Devices Conformity Assessment System, which is a prerequisite for incrementally acquiring device licenses from Health Canada.

All aspects of the supply chain are integrated into our overall quality system. Our suppliers are evaluated and audited to assure compliance with all international trade compliance quality standards. Relative to our manufacturing processes, we maintain and adhere to specific standard operating procedures within our quality systems to ensure compliance with our requirements for our products. The suppliers we utilize in the distribution process are evaluated to assure compliance with all international trade compliance quality standards.

Regulatory Compliance
We maintain an effective regulatory program to assure compliance with all applicable U.S. and international regulatory standards and directives applicable to our business. Our regulatory program focuses primarily on minimizing any risks associated with noncompliance with requirements or standards that could impact our products’ fit, form and function. We also place great emphasis on maintaining and following effective auditing practices and procedures to assure compliance with all internal and external standard operating procedures and 510(k) process requirements. Finally, we conduct ongoing due diligence to monitor and assure compliance with all country of origin requirements and certifications with regard to international regulatory agencies.

Employees
As of March 1, the Company had 189 employees, of which 179 are full-time employees and ten are part-time or seasonal, with dozens of independent dealers and distributors to supplement this team. None of our U.S. employees are represented by a labor union or covered by a collective bargaining agreement. Swiss facilities are not unionized and we are not aware of any employee consideration of or efforts to become unionized. Our German facility is represented by a works council pursuant to applicable local country laws and regulations. We consider our relations with our employees to be good.

Environmental Issues
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

Capital Investment
Information concerning our capital expenditures is presented under the caption “Capital Expenditures” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K.

Executive Officers of the Registrant
Set forth below are the name, age, position and a brief account of the business` experience of each of the Company’s executive officers as of March 1, 2015.

Name	Age	Position
Executive Officers:
Thomas J. Sullivan	51	President and Chief Executive Offer
Scott D. Kunkel	41	Senior Vice President, Chief Financial Officer
David C. Milne	47	Senior Vice President, General Counsel, Chief Administrative Officer, Corporate Secretary and Chief Compliance Officer
Ronda L. Harris	44	Vice President, Chief Accounting Officer
Jose E. Fernandez	46	Senior Vice President, Chief Technology Officer

Thomas J. Sullivan is Symmetry Surgical's President and Chief Executive Officer and a Director. Mr. Sullivan served in these capacities for SMI from 2011 to 2014. From June of 2007 through January 2011, Mr. Sullivan was the President of the Supply Chain & Business Process Division of Johnson & Johnson Health Care Systems Inc. (“J&J”). He held numerous executive and functional leadership roles at J&J from 1990 when he joined as an Intern through January 2011. From 2005 to 2007, Mr. Sullivan was the President of DePuy Orthopaedics, Inc. From 2002 to 2005 he served as President of J&J Medical Products Canada. From 1999 to 2001, Mr. Sullivan served as General Manager for J&J Gateway LLC and Worldwide Vice President of e-Business. Prior to J&J, Mr. Sullivan served in management roles at Bell Atlantic / Verizon. Mr. Sullivan graduated as a Palmer Scholar from The Wharton School in 1991 where he earned an MBA in Strategic Management and Information Technology. He also holds a Bachelor of Science magna cum laude in Applied Mathematics and Computer Science from the University of Pittsburgh. He is a member of the National Association of Corporate Directors (“NACD”) and in 2013 earned his NACD Governance Fellow certification. Mr. Sullivan is also a Director of Span-America Medical Systems Inc. (NASDAQ: SPAN).

Scott D. Kunkel is Symmetry Surgical's Senior Vice President, Chief Financial Officer, a position he assumed on December 5, 2014. Mr. Kunkel joined SMI in March 2009 as a Director of Finance, a position he served until 2011. From 2012 through December 5, 2014, Mr. Kunkel served as Vice President Finance at SMI's Symmetry Surgical division. Before joining SMI,

Mr. Kunkel was the Vice President Finance & Administration and Member at EnergyLogic, LLC from February 2004 to March 2009. Mr. Kunkel came to EnergyLogic from General Electric, where he was a Finance Manager at GE Consumer & Industrial from April 2000 to February 2004. Mr. Kunkel started his career in January 1996 as a Financial Analyst for Ford Motor Company. Mr. Kunkel graduated magna cum laude from the University of Notre Dame with a Bachelor of Business Administration degree and received his MBA from the Indiana University Kelley School of Business.

David C. Milne is Symmetry Surgical's Senior Vice President, General Counsel, Chief Administrative Officer, Corporate Secretary and Chief Compliance Officer. Mr. Milne joined SMI in 2009 as Senior Vice President of Human Resources, General Counsel and Corporate Secretary. From 2000 through 2009, Mr. Milne was employed by The Steak ‘n Shake Company (NYSE: SNS), where he most recently served as Vice President, General Counsel and Corporate Secretary. After graduating cum laude from the Indiana University School of Law, Mr. Milne practiced with Bose, McKinney & Evans and Scopelitis, Garvin, Light, Hanson & Feary where he concentrated on representing employers in labor and employment law matters. Mr. Milne also received his undergraduate degree from Wabash College and his M.A. in English Literature from Indiana University, Bloomington.

Ronda L. Harris is Symmetry Surgical's Vice President, Chief Accounting Officer. Ms. Harris joined SMI in 2008 as Chief Accounting Officer with extensive experience in financial management, planning and implementation of effective financial reporting and financial control processes. Prior to joining Symmetry, Ms. Harris served as Assistant Controller of General Electric’s Consumer and Industrial Business. Ms. Harris began her career at PricewaterhouseCoopers. She received a Bachelor of Science degree in Accounting from Indiana University and became a Certified Public Accountant in 1997.

Jose E. Fernandez is Symmetry Surgical's Chief Technology Officer.  Mr. Fernandez joined SMI in 2010 as Senior Vice President of New Product Development with extensive experience in the development and commercialization of orthopaedic, spine, and interventional vascular products.  Prior to joining Symmetry, Mr. Fernandez was employed by Disc Motion Technologies, Inc., where he most recently served as Vice President, Research and Development.  Prior to Disc Motion, he served in senior Research and Development capacities for Cordis, a division of Johnson & Johnson, GMP Companies, Inc. and Exactech, Inc.  Mr. Fernandez attended the University of Florida and is a U.S. Navy veteran.

For information regarding our directors, see Part III of this Form 10-K filing.

Family Relationships
There are no family relationships between any of the executive officers or directors of the Company.

Available Information
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). Our internet address is www.symmetrysurgical.com (access the filings by using the “Investor Relations” link on the home page, and “SEC Filings” within the “Investor Relations” box located in the text). You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, and our filings are available there as well. The address of that site is http://www.sec.gov.

Information relating to our corporate governance, including our Corporate Governance Guidelines, Code of Business Conduct and Ethics and information concerning our executive officers, directors and Board committees (including committee charters), and transactions in Symmetry Surgical Inc. securities by directors and officers, is available on or through our website at www.symmetrysurgical.com under “Investor Relations” then “Corporate Governance.”

We are not including the information on our website as a part of, or incorporating it by reference into, our Form 10-K.

Item 1A.  Risk Factors
Our business faces many risks. We believe the risks described below are the material risks that we face. However, the risks described below may not be the only risks that we face. Additional unknown risks or risks that we currently consider immaterial, may also impair our business operations. If any of the events or circumstances described below actually occurs, our business, financial condition or results of operations could suffer, and the price of our common stock could decline. Some of these risks include:

•	The potential impact of an increase in prices we pay for our products or decrease in the prices that we may charge for them;

•	Symmetry Surgical’s ability to achieve the benefits expected from its separation from SMI;

•	Symmetry Surgical’s ability to obtain and maintain financing on reasonable terms;

•	Symmetry Surgical’s ability to adapt to a shift in technologies or methods used in surgery;

•	Fluctuations in demand for Symmetry Surgical’s products;

•	Symmetry Surgical’s ability to maintain contracts with its large customers and dealers; and

•	Symmetry Surgical’s ability to operate as a standalone public company.
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

We have historically procured goods and services from SMI through internal agreements that now are formalized in our Supply Agreement with SMI. As part of our separation from SMI we have entered into a five year supply agreement for products which they supply to us and we supply to them. We have limited revenue resulting from sales to SMI. Current prices paid by us will be frozen for two years. After that time, prices will adjust to SMI’s “cost plus 25%” which has already been established, and will be in place for three additional years. Were today’s mix and volume to be subject to this price increase, we would incur approximately $1,000 of incremental expenses for products. While management believes that mix and volume will change over the next two years, and that the projected impact will be between $500 and $700, there is no guarantee that the mix and volume impact will not be greater or that prices will not rise further after the expiration of the Supply Agreement.

Risks Related to Our Business

Changes in the healthcare industry may eliminate or reduce the size of the market for our products, which could have a negative impact on our financial performance.

In the United States the movement toward managed care and healthcare cost containment, as well as other global government and private sector initiatives in markets in which we do business, are placing increased emphasis on the delivery of more cost effective care that could adversely affect the sale and/or the prices of our products. For example:

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

Loss of a large GPO contract, a proprietary hospital system contract, a large U.S. dealer or a significant, country-specific international distributor could adversely affect revenue and could adversely affect our business.

We maintain positive relationships with several GPOs and large proprietary hospital systems. As these organizations continue to pursue cost reduction opportunities, they may demand contractual concessions which we are not willing to accept. Additionally, inside the U.S. we are represented in some local markets by independent dealers and outside the U.S., we sell through country-specific distributors either, of whom may also demand contractual concessions which may be undesirable for us in that market. While we believe we could pursue other dealers and distributors in local and global markets and engage GPO or hospital system hospitals directly, the loss of their contracts would impede our ability to generate demand and revenue and could adversely affect sales and profitability.

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

The medical device industry is intensely competitive. We compete with subsidiaries of larger, more established medical device companies as well as smaller, private companies and international manufacturers that purport to provide low cost solutions for our primary customers. Many of our competitors have access to greater financial, technical, research and development, marketing, manufacturing, sales, distribution, administrative, consulting and other resources than we do. Our competitors may be more effective and have a longer history of developing, sourcing, and gaining regulatory approval of products. Our competitors may be able to gain market share by offering lower-cost products or by offering larger bundles of products across additional clinical areas.

Our success will depend on our ability to achieve market acceptance for our products, innovate new products that meet market needs, implement sourcing and production plans, execute commercial plans, gain regulatory approval for products under development, obtain Intellectual Property protection and source or produce products consistently in sufficient quantities to meet demand. We must compete against current technologies on the market as well as respond to new innovations brought by existing or unknown competitors. We may need to invest in clinical or health economic research to support our technologies and may not be as well-resourced or effective as our competition. Competitive pressures could adversely affect our profitability.

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

The manufacture and sale of our healthcare and other products exposes us to potential product liability claims and product recalls, including those which may arise from misuse or malfunction of, or design or manufacturing flaws in, our products, or use of our products with components or systems not manufactured by us. Product liability claims or product recalls, regardless of their ultimate outcome, could require us to spend significant time and money in litigation or otherwise require us to pay significant damages or costs of settlement, which could adversely affect our earnings and financial condition. The product liability insurance that we carry is limited in scope and amount and may not be adequate to protect us against the full extent of costs or damages related to product liability claims. Further, significant litigation or adverse awards could render us unable to maintain this insurance at reasonable costs and on reasonable terms, if at all.

We rely on our independent sales dealers and sales representatives to market and sell our products and their efforts, success or decisions to transition to other product lines or employers could adversely impact our business.

Success in our U.S. market depends largely upon marketing arrangements with independent sales dealers and sales representatives, under which we receive their sales and service expertise and relationships with the customers in the marketplace. Independent dealers and sales representatives may terminate their relationships with us or devote insufficient sales efforts to our products. We do not control our independent dealers, and they may not be successful in implementing our marketing plans. Our failure to maintain our existing relationships with our independent dealers and sales representatives could have an adverse effect on our operations. We have experienced turnover with some of our independent sales dealers in the past, which adversely affected short-term financial results while we transitioned to new independent sales dealers. While we believe these transitions have been managed effectively, similar occurrences could happen in the future, with different results, which could have a greater adverse effect on our operations than we have previously experienced.

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

Our operating results have fluctuated in the past and may vary significantly from quarter to quarter or year to year in the future due to a combination of factors, many of which are beyond our control. These factors include, but are not limited to:

•	the number, timing and significance of new products and product introductions and enhancements achieved by us or our competitors;

•	potential acquisitions by us or any acquisition of our business;

•	changes in pricing policies by us and/or our competitors;

•	changes in medical treatment or regulatory practices;

•	delays caused by the regulatory approval process for our new products;

•	our ability to meet customer demand for certain products or types of products;

•	decisions regarding the utilization of our manufacturing assets;

•	significantly changing quality and regulatory requirements mandated by the FDA and/or our customers;

•	disruption in our supply network or demand greater than supply; and

•	availability and cost of raw materials.

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

Our success depends in part upon the retention of key managerial, sales and technical personnel, and skilled supply chain professionals and operators. We and our key suppliers compete for such personnel with other companies and organizations, many of which are larger and have greater name recognition and financial and other resources than we or our key suppliers do. Many of these competitors are located in the same geographic areas in which our current operations are located or can attract personnel to work virtually globally or relocate. There can be no assurance that we will be successful in retaining our current personnel or in hiring or retaining qualified personnel in the future. The loss of key personnel or the inability to hire or retain qualified personnel in the future could have a material adverse effect on our ability to operate successfully. We also do not maintain key man life insurance on any of our executive officers, senior management or other key personnel.

Our efforts to differentiate our products in the marketplace with breadth, innovation, intellectual property, quality, service, education/training, or branding may fail, resulting in reduced demand for our products.

Our comprehensive portfolio, complemented by our commercial efforts, generates demand in the marketplace. Should we fail to differentiate ourselves with portfolio breadth, product innovation, patented technologies, and quality, demand for our products could erode. We must continue to have a broad offering of proprietary products as well as Alliance Partners products offered on behalf of other manufacturers that are complementary in nature. In 2014, we continued our existing contractual relationships with four primary manufacturers to represent their products in parts or all of the U.S, as well as welcomed two new manufacturers to our portfolio in late 2014. In 2014, Alliance Partners products represented 12.3% of our sales. In May 2014, an Alliance Partner ended its contract with us with respect to its NuWave products. While we do not foresee risk of loss of additional Alliance Partners products, the loss of any or all such products could negatively impact our financial results.

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

We sell products which are sourced from specific manufacturers. Additionally the products we sell use plastic, titanium, stainless steel and various other raw materials. While we generally believe that the raw materials used in our products are readily available from multiple sources, from time to time we rely on a limited number of suppliers and in some cases on a single source vendor. Additionally, our suppliers will sometimes, in turn, rely on a limited number of raw material suppliers. For example, our supply chain requires the supply of a patented Radel® R plastic, which is designed to withstand the intense heat produced during frequent sterilizations, for use in our instrument handles and plastic cases. This plastic is sourced from a single supplier. Further, some of our raw materials are produced in areas of the world that are subject to political and other disruptions that could impair the supply of raw materials to them or the supply of their products to us. Any supply interruption in a limited or sole-sourced component or raw material could materially harm our ability to produce or source our products until a new source of supply, if any, could be found. Further, our efforts to cover such materials could be costly and impair our ability to meet our contractual obligations for certain products on a profitable basis. Additionally, while the finished products we procure can often be sourced from multiple vendors, sourcing of products from a new supplier can often take significant time to allow for appropriate development, knowledge transfer, quality certification and regulatory approvals, thus making it difficult to respond rapidly to disruptions. We may be unable to find a sufficient alternative supply channel in a reasonable time period or on commercially reasonable terms, if at all. This challenge could interrupt our business, cause us to become involved in litigation with suppliers or customers, impair our profitability and/or reduce the quality, price or availability of our products. In addition, changes in manufacturing or supply processes may require regulatory approval, which could delay the production and sale of the products we manufacture and source.

If our suppliers experience issues with their ability to supply the products we require, raise the price of those products (including as a result of global commodity price increases), or otherwise impair our ability to obtain the products, it would impair our ability to sell our products to our customers and impact our sales and profit. We expect to source a large number of products under the Supply Agreement with SMI. If SMI experiences issues with its ability to supply the products we require, raises the price of those products upon termination of the two-year price freeze in the Supply Agreement, or otherwise impairs our ability to obtain the products, it would delay or prevent products from reaching our customers and impact sales and profit.

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

We rely on a combination of patents, trade secrets, copyrights, know-how, trademarks, license agreements and contractual provisions to establish and protect our proprietary rights to our technologies and products. Additionally, we share a significant amount of intellectual property with SMI through our cross license agreement. We cannot guarantee that the steps we have taken or will take to protect our intellectual property rights will be adequate or that they will deter infringement, misappropriation or violation of our intellectual property. Litigation may be necessary to enforce our intellectual property rights and to determine the validity and scope of our proprietary rights. Any litigation could result in substantial expenses and may not adequately protect our intellectual property rights. In addition, the laws of some of the countries in which our products are or may be sold may not protect our products and intellectual property to the same extent as U.S. laws, if at all, and we may be unable to protect our rights in trade secrets and unpatented proprietary technology in these countries. If our trade secrets become known, we may lose our competitive advantages.

We seek to protect our trade secrets, know-how and other unpatented proprietary technology, in part, with confidentiality agreements with our employees, independent dealers and distributors and customers. We cannot be certain, however, that:

•	these agreements will not be breached;

•	these agreements will be enforced by a court or other judicial body;

•	we will have adequate remedies for any breach; or

•
trade secrets, know-how and other unpatented proprietary technology will not otherwise become known to or independently developed by our competitors through an undiscovered breach of an agreement or otherwise.

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

We have significant international operations and we continue to expand and grow these operations. We have operations in Switzerland and Germany and sales into approximately 100 countries worldwide through local market distributors. Certain risks are inherent in international operations that could have an adverse impact on our business, results of operations or profitability, including, but not limited to:

•	difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

•	foreign customers who may have longer payment cycles than do our customers in the U.S.;

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

If a natural or man-made disaster (including cyber-attacks) strikes one or more of our offices, procurement/distribution facilities, key suppliers’ facilities, our information technology infrastructure or software, or our global carrier network we may be unable to manufacture/procure certain products or receive, process, ship and deliver customer orders for a substantial amount of time and our revenue could decline.

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

Our facilities or those of our key suppliers may be affected by natural or man-made disasters. In the event that one or more of our facilities, or those operated by a key supplier, were affected by a disaster, we would be forced to attempt to shift sourcing to another source or rely on third-party manufacturers, who may or may not have the capability to effectively supply the affected products. We provide global distribution from our Nashville, Tennessee facility. Should a disaster strike this facility, we would be forced to attempt to shift distribution to another facility in the U.S. or Europe, which could adversely affect our ability to ship and invoice product for a substantial time period and potentially increase costs associated with distribution. Destruction of this facility could also result in our credit agreement being terminable by the lender. Disruptions to the global transportation network could also affect our ability to procure ship and invoice products. Although we have insurance for damage to our property and the interruption of our business, this insurance may not be sufficient in scope or amount to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.

We may be adversely impacted by work stoppages, other labor matters, or new labor laws.

Currently, our U.S. and Swiss facilities are not unionized and we are not aware of any employee consideration of or efforts to become unionized. Our German facility is represented by a works council pursuant to applicable local country laws and regulations. While we have not experienced any adverse effects from work stoppages or slow-downs, work stoppages or slow-

downs experienced by us, our suppliers, or their suppliers could result in the interruption of production at facilities where our products are made or used. We cannot assure you that we will not encounter strikes, further unionization efforts, new labor laws, or other types of conflicts with labor unions or our employees, any or all of which could have an adverse effect on our financial results.

As we continue to expand our business globally, our success will depend, in part, on our ability to anticipate and effectively manage these and other risks. We cannot assure you that these and other factors will not have a material adverse effect on our international operations or our business as a whole.

We are subject to complex and costly regulation.

Our products are subject to regulation by the U.S. Food and Drug Administration, or FDA, and other national, federal and state governmental authorities in the U.S. and abroad. It can be costly and time-consuming to obtain regulatory clearance and/or approval to market medical products. Clearance and/or approval might not be granted for a new or modified device or other product on a timely basis, if at all. Regulations are subject to change as a result of legislative, administrative or judicial action or interpretation, which may further increase our costs or reduce sales. Unless an exception applies, the FDA requires that the manufacturer of new medical products or a new indication for use of, or other significant change in, an existing medical device obtain either 510(k) pre-market notification clearance or pre-market approval before those products can be marketed or sold in the U.S. Modifications or enhancements to a product that could significantly affect its safety or effectiveness, or that would constitute a major change in the intended use of the product, technology, materials, labeling, packaging, or manufacturing process may also require a new 510(k) clearance. The FDA has proposed changes to its 510(k) pre-market clearance process and although we cannot predict with certainty the future impact of these initiatives, it appears that the time and cost to get many of our medical devices to market could increase significantly.

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

Competitor consolidation may increase downward pricing pressure as a consequence of the resulting larger competitor’s greater product and service offerings or its ability to purchase or supply on a more cost-efficient scale. Distributor consolidation, domestically or in specific countries, may increase margin pressure or reduce our revenue, either of which could impact our operating results.

Our commercial efforts may not be successful.

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

In addition to internally generated growth, our current strategy involves growth through acquisitions. In the future, we may seek to acquire additional businesses or product lines for various reasons, including in order to obtain new product manufacturing capabilities, add new customers, increase penetration with existing customers or expand into new geographic markets. Our ability to successfully grow through additional acquisitions depends upon our ability to identify, negotiate, complete and integrate suitable acquisitions and to obtain any necessary financings.

We may be unable to continue to implement our acquisition strategy or the strategy we implement ultimately may be unsuccessful. We intend to pursue the acquisition of businesses and product lines complementary to our own; both products which are consistent with those we sell today as well as medical device adjacencies in the hospital environment. Acquisitions could range in size from a single product to a large product family to an entirely new clinical line which, if consummated, could be significant to us.
If we pursue and/or complete acquisitions, we may experience the following, any of which could materially adversely affect our operating results:

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

We have accumulated goodwill amounting to $7,126 as of January 3, 2015, or 5% of our total assets as of such date. Goodwill and certain intangible assets are not amortized but rather are tested for impairment by us annually or more frequently if an event occurs or circumstances develop that would likely result in impairment. Examples of such events or circumstances include, but are not limited to, a significant adverse change in legal or business climate, an adverse regulatory action, or unanticipated competition or financial restatements. Additional acquisitions could result in increased risk of further impairments.

During 2014 and 2013, we conducted our annual impairment test and determined that impairment related to Symmetry Surgical existed. The impairment charges in fiscal 2014 and 2013 were an aggregate of $55,817 and $20,105, respectively, for goodwill and other assets and have been recorded in the consolidated and combined statements of operations within asset impairment. See Note 6 to the consolidated and combined financial statements for additional information.

If we are unable to continue to improve our current products, develop new products or achieve customer quality expectations, we may experience a decrease in demand for our products, our products could become obsolete, or we may incur higher costs in attempts to respond to customer expectations.

We sell our products to customers in markets that are characterized by technological change, product innovation and evolving industry standards and expectations. We are continually engaged in product development and improvement programs, both in collaboration with our customers and independently. In addition, our competitors may produce products that are more appealing to our customers and thereby impair our ability to compete effectively with them. Our competitors’ product development capabilities could also become more effective than ours, and their new products may get to market before our products, may be more effective or less expensive than our products or render our products obsolete. Increased regulatory pressures and longer approval processes may impair our ability to develop innovative products, as well as our ability to do so on a commercially effective timeline. If our customers change or increase quality expectations or requirements, and we are unable to achieve them, whereas our competitors are, we may lose volume. Additionally, we may significantly increase our costs in attempts to achieve product quality expectations. If one or more of these events were to occur, our business, financial condition and results of operation could be adversely affected.

Regulations related to conflict minerals may force us to incur additional expenses, may result in damage to our business reputation and may adversely impact our ability to conduct our business.

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC promulgated final rules regarding disclosure of the use of certain minerals, known as conflict minerals, that are mined from the Democratic Republic of the Congo and adjoining countries, as well as procedures regarding a manufacturer’s efforts to prevent the sourcing of such minerals and metals produced from those minerals. These disclosure requirements require ongoing due diligence efforts and disclosure on Form SD in May of each year for the prior calendar year. We will be required to file a Form SD in the years following the completion of the Spin-Off. There are costs associated with complying with these disclosure requirements, including for diligence in regards to the sources of any conflict minerals used in our products, in addition to the cost of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities. In addition, our ongoing implementation of these rules could adversely affect the sourcing, supply, and pricing of materials used in our products.

Currency exchange rate fluctuations could have an adverse effect on our revenue and financial results.

We incur a significant portion of our expenses in currencies other than U.S. dollars. We have operations in Switzerland and Germany, as well as sales to many countries worldwide. While our sales to international customers are in U.S. dollars, their purchases may be affected by the cost of acquisition. Currency exchange rates are subject to fluctuation due to, among other things, changes in local, regional or global economic conditions, the imposition of currency exchange restrictions and unexpected changes in regulatory or taxation environments. Exchange rate fluctuations could have an adverse effect on our financial results.

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

We maintain property insurance policies covering physical damage to our equipment, facilities, buildings and inventory; employer’s liability insurance generally covering our employees’ workplace death or injury; product liability insurance covering product liability claims arising from the use, consumption or operation of our products; general liability insurance covering certain incidents to third parties that occur on or in our premises; business interruption insurance, and directors and officers liability insurance, among others. Our insurance coverage, however, may not be sufficient to cover all claims or coverage may be denied or unavailable in certain circumstances. As we expand our sales efforts into multiple international countries and product categories such expansion could increase the risk of claims that may not be covered sufficiently, if at all, by our policies of insurance.

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

Implementation and achievement of our growth objectives may be impeded by political, social, and economic uncertainties or unrest in countries in which we conduct operations or market or distribute our products. In addition, compliance with multiple, and potentially conflicting, international laws and regulations, import and export limitations, anti-corruption laws, and exchange controls may be difficult, burdensome or expensive.

We have significant international efforts and we continue to expand and grow these operations. We have operations in Switzerland and Germany and sales into many countries worldwide through local market distributors. Should disruptions, including those related to political or economic circumstances in those countries occur, or should there be unrest, social disruption, wars or conflicts, they may adversely affect our business, performance, prospects, value, financial condition, and results of operations.

We are also subject to compliance with various laws and regulations, including but not limited to, the Foreign Corrupt Practices Act in the United States and similar anti-bribery laws in other countries, which generally prohibit companies and their intermediaries from making improper payments to officials for the purpose of obtaining or retaining business. While our employees and agents are required to comply with these laws, we cannot assure you that our internal policies and procedures will always protect us from violations of these laws, despite our commitment to legal compliance and corporate ethics and our training and monitoring efforts. The occurrence or allegation of violations of these laws or regulations may adversely affect our business, performance, prospects, value, financial condition, and results of operations.

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

On December 5, 2014, we, Specialty Surgical Instrumentation, Inc. and Olsen Medical, LLC entered into a Credit Agreement (the “Credit Agreement”) with General Electric Capital Corporation, which subjects us to certain obligations more fully described in Note 10 to the consolidated and combined financial statements. We may obtain additional financing for our business, as well as for acquisition opportunities, but we may be unable to obtain adequate financing and there is no assurance that any such financing we do obtain will be obtained on favorable terms or at all. If we are successful in obtaining financing, we may be required to make timely payments of interest. Additionally, any such lending arrangements may include various restrictive covenants, compliance with which will be essential for credit availability. We may be unable to comply with such covenants and, if we fail to do so, we may be unable to obtain waivers from the lenders. Failure to comply with any payment or compliance requirements could entitle the lenders to, among other things, accelerate the maturity or terminate the availability of any such credit commitments.

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

Acceptance of our products by hospitals, outpatient centers and physicians depends on, among other things, reimbursement approval of third-party payers such as Medicaid, Medicare and private insurers. The continuing efforts of government, insurance companies and other payers of healthcare costs to contain or reduce those costs could lead to lower reimbursement rates or non-reimbursement for medical procedures that use our products. As that occurs, customers might insist that we lower prices on products related to the affected medical device or they might significantly reduce or eliminate their purchases from us of these related products. We have relationships with GPOs which negotiate pricing for member hospitals, and which require price discounts for certain products. Pricing pressure may have an impact on our financial results.

Significant changes to U.S. federal, state and foreign tax laws and regulations that apply to our operations and activities could have a material adverse effect on our financial results.

Our operations are subject to the tax laws, regulations and administrative practices of the U.S., U.S. state jurisdictions and other countries in which we do business. Significant changes in these rules could have a material adverse effect on the results of operations. For example, our effective tax rate reflects the impact of our Schaffhausen, Switzerland global supply chain operations and undistributed foreign earnings for which no U.S. taxes have been provided because such earnings are intended to be invested indefinitely outside the U.S. Substantial changes in U.S. tax law regarding tax on certain foreign profits could result in an increase in our effective tax rate, which could have a material adverse effect on our financial results.

The full impact of the recently-enacted federal healthcare reform legislation of 2010 on our business remains uncertain.

In March 2010, the U.S. Congress adopted, and President Obama signed into law, comprehensive health care reform legislation through the passage of the Patient Protection and Affordable Health Care Act, as amended by the Health Care and Education Reconciliation Act, collectively the PPACA which significantly impacts the medical device industry. To help offset the cost of the healthcare reforms provided therein, the legislation imposed a 2.3% excise tax on all domestic sales of medical devices after December 31, 2012. In 2014 and 2013, we incurred $767 and $750, respectively, in excise tax, which was included as a general and administrative expense. We determine revenue subject to the excise tax on the basis of which entity is the registered owner of the device, the first sale in the U.S. and other factors. With the exception of revenue growth and product mix subject to the excise tax, we do not expect a material change in our excise tax responsibility going forward, although some excise tax that was paid by SMI prior to the Spin-Off may be shifted to us under the terms of our Supply Agreement and is already reflected in our pricing agreements. We cannot predict with certainty whether regulators will implement any changes to the excise tax or the ultimate effect of any changes to the excise tax or the federal health care reform in general will have on us when fully implemented. Specifically, it is too early to estimate the future impact of health care reform, in general, on our business as a result of the impact on our customers’ business, including surgical volumes, hospital construction or capital spending. The legislation could have a material adverse effect on our customers’ businesses and our business, cash flows, financial condition and results of operations.

Many significant parts of the law will be phased in during the next decade and require further clarification in the form of regulations. As a result, many impacts will not be known until those regulations are enacted.

Effective August 1, 2013, certain manufacturers of medical devices covered by Medicare, Medicaid, and the Children’s Health Insurance Program who make payments or other transfers of value to physicians and teaching hospitals, including us, were required to begin tracking and reporting such payments and transfers under the regulations known as the National Physician Payment Transparency Program. Efforts to comply with these requirements on an ongoing basis may result in an increase in operational expenses and a diversion of management’s time from other business activities. Failure to comply fully could cause us to incur costs and expenses associated with remedial compliance or fines.

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

Risks Relating to Our Common Stock

Our common stock may be volatile and could decline substantially.

There has been volatility in the market price and trading volume of securities of companies operating in the medical device industry, which has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. Price declines in our common stock could result from general market and economic conditions and a variety of other factors, including:

•	actual or anticipated fluctuations in our operating results;

•	our announcements or our competitors’ announcements regarding new products, significant contracts, acquisitions or strategic investments;

•	loss of any of our key management or technical personnel;

•	conditions affecting the medical device industry generally;

•	product liability lawsuits against us or our customers;

•	clinical trial results with respect to our or our suppliers' or customers’ medical devices;

•	changes in our growth rates or our competitors’ growth rates;

•	developments regarding our patents or proprietary rights, or those of our competitors;

•	FDA and international actions with respect to the government regulation of medical devices and third-party reimbursement practices;

•	public concern as to the safety of our products;

•	changes in health care policy in the U.S. and internationally;

•	conditions in the financial markets in general or changes in general economic conditions;

•	our inability to raise additional capital;

•	changes in stock market analyst recommendations regarding our common stock, other comparable companies or the medical device industry generally, or lack of analyst coverage of our common stock;

•	sales of our common stock by our executive officers, directors and five percent stockholders or sales of substantial amounts of common stock;

•	changes in accounting principles; and

•	the announcement of financial restatements.

In the past, following periods of volatility in the market price of a particular company’s securities or financial restatements, litigation has often been brought against that company. If litigation of this type is brought against us, it could be extremely expensive and divert management’s attention and the Company’s resources.

Our Certificate of Incorporation, our Bylaws and Delaware law contain provisions that could discourage another company from acquiring us and may prevent attempts by our stockholders to replace or remove our current management.

Provisions of the Delaware General Corporation Law, our Certificate of Incorporation and our Bylaws may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace or remove our board of directors. These provisions include:

•	providing for a classified board of directors with staggered terms;

•	requiring supermajority stockholder voting to effect certain amendments to our certificate of incorporation and by-laws;

•	eliminating the ability of stockholders to call special meetings of stockholders;

•	prohibiting stockholder action by written consent;

•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings;

•	limiting the ability of stockholders to amend, alter or repeal the by-laws; and

•	authorizing of the board of directors to issue, without stockholder approval, shares of preferred stock with such terms as the board of directors may determine and shares of our common stock.

We are also protected by Section 203 of the Delaware General Corporation Law, which prevents us from engaging in a business combination with a person who becomes a 15.0% or greater stockholder for a period of three years from the date such person acquired such status unless certain board or stockholder approvals were obtained.

We are an emerging growth company, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

For so long as we remain an emerging growth company as defined in the JOBS Act, we may take advantage of certain exemptions from various requirements that are applicable to public companies that are not emerging growth companies, including not being required to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions for so long as we are an emerging growth company, which could be as long as five years following the completion of the Spin-Off. Investors may find our common stock less attractive because we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile and may decline.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. We chose to "opt in" to the extended transition period, and as a result, we may delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Our financial statements, therefore, may not be comparable to those companies that comply with public company effective dates.

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

Item 1B.  Unresolved Staff Comments
None.

Item 2.  Properties
We lease approximately 43,000 square feet in Antioch, Tennessee, a suburb of Nashville, for our corporate headquarters and warehouse space. The term of the lease lasts until May 2018, with an option to renew for a successive three year term. We also lease approximately 25,000 square feet of warehouse and light manufacturing space in Louisville, Kentucky pursuant to a lease that is due to expire in September 2018. In addition, we lease approximately 5,400 square feet of warehouse space in Tuttlingen, Germany, pursuant to a lease that is due to expire in January 2019. We also lease approximately 900 square feet of space for our office in Schaffhausen, which may be terminated at any time upon six months’ prior notice. Finally, we lease approximately 4,500 square feet of office space in Fort Wayne, Indiana under a lease that expires in May, 2015 after which time we anticipate leasing smaller and more flexible office space for the relatively few staff at that location.

Location	Principal Use	Approximate Square Footage	Own/ Lease
Louisville, Kentucky	Instrument finishing and packaging operation	25,000	Lease
Nashville, Tennessee	Medical products distribution; Symmetry Surgical Corporate Headquarters	43,000	Lease
Schaffhausen, Switzerland	Symmetry Surgical global supply chain management	900	Lease
Fort Wayne, Indiana	Administrative offices	4,500	Lease
Tuttlingen, Germany	Instrument procurement and quality center	5,400	Lease
	Total square footage	78,800

Item 3.  Legal Proceedings
Information pertaining to legal proceedings is provided in Note 17 entitled "Commitments and Contingencies" of the Notes to consolidated and combined financial statements included under Item 8, "Financial Statements and Supplementary Data," and is incorporated by reference herein.

Item 4.  Mine Safety Disclosures
Not Applicable

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information required by Item 5 with respect to securities authorized for issuance under Equity Compensation Plans is set forth in Part III, Item 12 of this Form 10-K.

Principal Market
Our common stock trades on The NASDAQ Global Market ("NASDAQ") under the trading symbol SSRG. Our common stock has been listed on NASDAQ since December 5, 2014, the first business day following Spin-off. The following table sets forth, for the period indicated, the highest and lowest sale price for our common stock as reported by NASDAQ:

	2014
	High	Low
Fourth Quarter (Beginning December 5, 2014)	$7.96	$7.30

The closing sale price for our common stock on March 6, 2015 was $7.46.

Stockholders
As of March 1, 2015, there were 177 registered holders of record of our common stock. The transfer agent and registrar for our common stock is Computershare Trust Company, N.A., 211 Quality Circle, Suite 210, College Station, Texas 77842-3170, telephone (800) 962-4284.

We currently do not have a share repurchase plan or program.

Dividends
We have never declared or paid any dividends on our capital stock and do not currently anticipate declaring or paying dividends in the foreseeable future. We currently intend to retain all of our future earnings, if any, to finance the operation and expansion of the Company. Any future determination relating to our dividend policy will be made at the discretion of our Board of Directors, and will depend on a number of factors, including future earnings, capital requirements, financial conditions, future prospects, contractual restrictions and covenants and other factors.

Performance Graph
Because the Company's fiscal year following the Spin-off was less than thirty (30) days in duration, the performance graph is not being included in this filing.

Item 6.  Selected Financial Data
The following table sets forth Symmetry Surgical's selected financial information derived from its (i) audited consolidated and combined financial statements as of and for the year ended January 3, 2015; and (ii) audited combined financial statements as of and for the years ended December 28, 2013 and December 29, 2012. The historical financial statements for periods prior to the Spin-Off on December 5, 2014 were prepared on a stand-alone basis and were derived from SMI's consolidated financial statements and accounting records as if the Symmetry Surgical business had been stand alone for all periods presented. Accordingly, Symmetry Surgical's financial statements for periods prior to December 5, 2014 are presented on a combined basis and reflect Symmetry Surgical's financial position, results of operations and cash flows as its business was operated as part of SMI prior to the separation, in conformity with generally accepted accounting principles (GAAP) in the United States. The historical financial statements for periods prior to December 5, 2014 also reflected an allocation of expenses related to certain SMI corporate functions, including senior management, legal, human resources, finance, information technology and quality assurance. These expenses were allocated to Symmetry Surgical based on direct usage or benefit where identifiable, with the remainder allocated on a pro-rata basis of revenue. Symmetry Surgical considers the expense allocation methodology and results to be reasonable. However, the allocations may not be indicative of the actual expenses that would have been incurred had Symmetry Surgical operated as an independent, stand-alone, public-traded company for the periods presented.

Accordingly, the historical financial information presented for periods prior to December 5, 2014 may not be indicative of the results of operations or financial position that would have been achieved if Symmetry Surgical had been an independent, stand-alone, publicly-traded company during the periods shown or of Symmetry Surgical's performance for periods subsequent to the Spin-Off on December 5, 2014. Refer to "Basis of Historical Presentation" included under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.

	Fiscal Year Ended
	2014	2013	2012
	(in thousands, except per share data)
Consolidated and Combined Statements of Operations Data:
Revenue - third parties	$81,104	$88,876	$106,663
Revenue - Symmetry OEM Solutions	678	71	342
Total revenue	81,782	88,947	107,005
Cost of revenue	46,098	48,394	55,175
Gross profit	35,684	40,553	51,830
General and administrative expenses	18,643	20,515	18,186
Sales and marketing expenses	17,402	18,279	19,114
Asset impairment	55,817	20,105	—
Operating income (loss)	(56,178)	(18,346)	14,530
Interest expense	24	—	—
Derivative valuation (gain) loss	—	242	(242)
Other expense	229	38	4
Income (loss) before income taxes	(56,431)	(18,626)	14,768
Income tax expense (benefit)	(20,656)	(6,441)	5,647
Net income (loss)	$(35,775)	$(12,185)	$9,121

Net income (loss) per share:
Basic	$(3.73)	$(1.27)	$0.95
Diluted	$(3.73)	$(1.27)	$0.95

Weighted average common shares and equivalent shares outstanding:
Basic (a)	9,587	9,587	9,587
Diluted (a)	9,587	9,587	9,587

Consolidated and Combined Balance Sheet Data:
Cash	$2,994	$648	$162
Working capital	29,787	22,417	29,785
Total assets	151,697	185,451	217,648
Total debt	3,876	—	—
Total equity	137,954	171,828	200,947
Other Financial Data:
Depreciation and amortization	$6,331	$6,102	$6,557

(a) On December 5, 2014, SMI distributed 9,587 shares of Symmetry Surgical common stock. For periods prior to the separation, the weighted-average basic and diluted shares outstanding were based on the number of shares of Symmetry Surgical common stock outstanding on the distribution date. Refer to Note 18 to the consolidated and combined financial statements for information regarding the calculation of basic and diluted earnings per share for the year ended January 3, 2015.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, unless otherwise noted)
You should read the following discussion in conjunction with the audited consolidated and combined financial statements and corresponding notes appearing in Item 8, "Financial Statements and Supplementary Data." This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those stated, projected or implied in the forward-looking statements. Please see “Risk Factors” and “Special Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks, and assumptions associated with these statements. References to “we”, “us”, “our”, "the Company" and “Symmetry Surgical” refer to Symmetry Surgical Inc.

Separation from Symmetry Medical Inc.
In August 2014, Symmetry Medical Inc. (“SMI”) announced that it had entered into an Agreement and Plan of Merger, dated as of August 4, 2014 (the “Merger Agreement”), by and among SMI, TecoStar Holdings, Inc., Tecomet, Inc., and TecoSym, Inc. (“Merger Sub”), pursuant to which Merger Sub was merged with and into SMI, with SMI continuing as the surviving corporation (the “Merger”). As a result of the Merger, all of the outstanding shares of common stock of Symmetry Surgical Inc. (the “Company”) were spun-off to SMI’s stockholders and the holder of each outstanding share of common stock of SMI received one-quarter of a share of common stock of the Company. This is referred to as the “Spin-Off.”

In connection with the Spin-Off, SMI entered into a Separation Agreement, dated as of August 4, 2014 (the “Separation Agreement”) with the Company. Pursuant to the Separation Agreement, SMI transferred all of the assets and liabilities of its Symmetry Surgical Business to the Company prior to the consummation of the Merger and the Spin-Off. The Separation Agreement provides for various agreements and arrangements governing the Company’s relationship with SMI after the Spin-Off. Following the completion of the Merger and the Spin-Off on December 5, 2014, Symmetry Surgical began to operate as an independent publicly-traded company. Symmetry Surgical's common stock began trading under the ticker symbol "SSRG" on The NASDAQ Global Market on December 5, 2014.

Company Overview
Symmetry Surgical Inc. (collectively, "Symmetry Surgical," the "Company," "we," "us," or "our") is a global marketer and distributor of medical devices with some limited manufacturing focused on the general surgery market. We offer over 20,000 products and sell primarily to hospitals and surgical centers in the U.S. and countries worldwide. Our current product portfolio includes a broad range of reusable stainless steel and titanium, hand-held general and specialty surgical instruments, single use and disposable instruments (vein strippers, SECTO® dissectors, tonsil sponges and surgical marker pens), electro-surgery instruments, retractor systems, and containers and sterilization devices sold directly to hospitals and other sites of care.  Symmetry Surgical is dedicated to developing and delivering high-quality, innovative surgical instruments that meet clinicians' needs and improve patients' lives. Our team collaborates with healthcare providers around the world to provide medical devices that exceed our customers' expectations and provide solutions for today's needs and tomorrow's growth. Our products are typically used in the surgical specialties of neurosurgery, spine, general surgery - open and laparoscopy, microsurgery, OB/Gyn, ophthalmology, otolaryngology / ENT, plastic / reconstructive, peripheral vascular, arthroscopy, orthopedic, pediatrics, cardiovascular, thoracic, and urology in the hospital setting as well as surgery centers and in select physician offices. Our products are viewed in two categories by management: Symmetry Surgical Branded Products and Alliance Partners Products. Symmetry Surgical Branded Products include all products sold under brand names managed by the Company whereas Alliance Partners Products are brands the Company distributes for others in defined markets.

•
Proprietary Products, which include products with Symmetry Surgical-owned brands sold in the United States and worldwide. Today, this includes general surgery instruments such as retractor instruments/systems of instruments, electrosurgery instruments, containers and sterilization devices, as well as general instruments and specialty instruments. The Company’s rich and diverse history creates one of the industry's most comprehensive surgical instrument portfolios, which includes our well-known brands such as BOOKWALTER®, GREENBERG®, RILEY™, OLSEN™, ULTRA™, QUAD-LOCK®, FLASHPAK®, RAPIDCLEAN®, OPTI-LENGTH®, CLASSIC® and CLASSIC PLUS®.

•
Alliance Partners Products, which include complementary products offered by other manufacturers which Symmetry Surgical distributes, primarily in markets within the United States. Today, this includes complementary general surgery instruments used in surgical lighting, laparoscopic surgery, and ligation. Revenue in this category is reported separately because these products are offered for sale in the Company’s capacity as a distributor, and the Company does not own the underlying intellectual property, nor is the Company the manufacturer of record.

Symmetry Surgical has operations in the U.S., Germany and Switzerland, and includes the consolidated operations of Specialty Surgical Instrumentation, Inc. (d/b/a Symmetry Surgical Inc.), Olsen Medical, LLC, Symmetry Surgical Netherlands, CV, Symmetry Surgical Netherlands, BV, Symmetry Surgical, GmbH and Symmetry Surgical Switzerland GmbH.

We expect the global healthcare industry to continue to grow as the population ages, access to care in developing nations increases, and treatment advances in medical care are achieved. We also believe that cost containment in healthcare is becoming an increasingly critical issue in both government funded and privately insured populations. At the same time, we believe that there is an expectation of continued improvements in the standard of care and prevention, although there will now be an economic component of the discussion. Our company competes in the general surgery market of medical devices, which was estimated in 2008 to become $18 billion by 2013 with annual growth anticipated in the 1% to 4% range. The General Surgery market includes the following market segments: Open Surgery Instruments, Minimally Invasive Surgery Instruments, Energy Based and Powered Instruments, Adhesion Prevention Products, Disposable Surgical Supplies, and Medical Robotics and Computer Assisted Surgery. Additionally, other views of this marketplace more specific to general surgical equipment estimate it to be $5 billion in 2013 with the reusable segment to be more than $4 billion. Our primary historical focus has been on reusable general surgery instruments and sterilization containers, a market which we estimate to be $1 billion worldwide, cutting across the Open Surgery, Minimally Invasive Surgery and Energy segments.

The Company’s sales and marketing efforts emphasize the quality, clinical performance, and comprehensive breadth of its product line. Sales and marketing personnel are predominantly located in the U.S., although there are regionally-based business development leaders to assist in driving growth through a global network of distributors. U.S. sales are through a combination of direct representatives and dealers who generate demand which is fulfilled directly by Symmetry Surgical. Hospital customers include clinicians, Operating Room Directors, hospital Materials Management, hospital Central Sterilization, multi-hospital strategic sourcing entities, and GPOs. Additionally, the Company is generating demand in ambulatory surgery centers, physicians’ offices, and other evolving sites of care through our e-commerce efforts. Commercial focus capitalizes on: tender opportunities for new or updated operating rooms where customers seek to outfit a full range of capabilities, new surgeons or new services being added to an existing operating room that require a specific clinical focus of instruments, introduction of specialized clinical innovation and new products, and replacement of existing products which have reached the end of their life cycle. Customer interactions often involve training and education on the use of our products. Sales personnel are technically trained and are based in the territories they serve. This enables the Company to be responsive to the needs of customers and become actively involved in the planning and development of future opportunities.

In the U.S., Symmetry Surgical continues to focus on salesforce execution and improved customer responsiveness. Outside of the U.S., Symmetry Surgical continues to work to increase business with our distributor network. We have successfully transferred regulatory approvals for products labeled in legacy graphics in the vast majority of countries and continue the process of registering the new Symmetry Surgical labeling of these products in all countries as well. We also continue a similar process for the former SSI and Olsen product lines, which previously had only been in very limited international distribution, so that we may offer these products on a wider basis to customers throughout the world. During 2014, Symmetry Surgical experienced growth of the newly launched global e-commerce site to serve customers. Additionally, we continued to execute on our strategic initiatives to position the business for growth in the U.S. and international markets (which we achieved in the second half of the year), while also focusing on prudent expense management.

Our revenue decreased $7,165, or 8.1%, compared to fiscal 2013. This decrease was primarily due to the loss of the NuWave Surgical product line, which was acquired by Covidien in the first quarter and no longer sold by the Company after April 30, 2014 and an ongoing sluggish hospital spending environment in the U.S. and Europe, as well as price pressure related to increased revenues from contracted sales.

During fiscal 2014, we sold products to approximately 4,600 customers. Approximately 87.5% and 88.1% of our revenue was from sales to customers in the United States in 2014 and 2013, respectively. Approximately 12.5% and 11.9% of our revenue was from international sales in 2014 and 2013, respectively.

Our revenue from Symmetry Surgical branded products represented 87.7% and 82.9% of our total revenue in fiscal 2014 and 2013, respectively. Revenue from Alliance Partners products represented 12.3% and 17.1% of our total revenue in fiscal 2014 and 2013, respectively.

Basis for Historical Presentation
Our financial information has been prepared on a stand-alone basis derived from SMI’s consolidated financial statements and accounting records for the periods prior to the Spin-Off on December 5, 2014. Therefore, as of and for the year ended January 3, 2015, our financial statements are audited consolidated and combined. For the years ended 2013 and 2012, our financial statements are audited combined. The combined financial statements reflect Symmetry Surgical’s financial position, results of operations, and cash flows as our business was operated as part of SMI prior to the Spin-Off, in conformity with U.S. generally accepted accounting principles ("GAAP").

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

Results of Operations
The following table summarizes our consolidated and combined results of operations for each of the past three years. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	Fiscal Year Ended
	2014		2013		2012
	(in thousands)
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
Statement of Operations Data:
Revenue - third parties	$81,104	99.2%	$88,876	99.9%	$106,663	99.7%
Revenue - Symmetry OEM Solutions	678	0.8%	71	0.1%	342	0.3%
Total revenue	81,782	100.0%	88,947	100.0%	107,005	100.0%
Cost of revenue	46,098	56.4%	48,394	54.4%	55,175	51.6%
Gross profit	35,684	43.6%	40,553	45.6%	51,830	48.4%
Sales and marketing expenses	17,402	21.3%	18,279	20.6%	19,114	17.9%
General and administrative expenses	18,643	22.8%	20,515	23.1%	18,186	17.0%
Asset impairment	55,817	68.3%	20,105	22.6%	—	—%
Operating income (loss)	(56,178)	(68.7)%	(18,346)	(20.6)%	14,530	13.6%
Other (income) expense:
Interest expense	24	—%	—	—%	—	—%
Derivatives valuation (gain) loss	—	—%	242	0.3%	(242)	(0.2)%
Other	229	0.3%	38	—%	4	—%
Income (loss) before income taxes	(56,431)	(69.0)%	(18,626)	(20.9)%	14,768	13.8%
Income tax expense (benefit)	(20,656)	(25.3)%	(6,441)	(7.2)%	5,647	5.3%
Net income (loss)	$(35,775)	(43.7)%	$(12,185)	(13.7)%	$9,121	8.5%

Fiscal Year 2014 Compared to Fiscal Year 2013
Revenue.   Revenue for fiscal 2014 decreased $7,165, or 8.1%, to $81,782 from $88,947 for the comparable 2013 period.  Revenue for each of our product categories in these periods was as follows:

	Fiscal Year Ended
Sales by product	2014	2013	Dollar Change	Percent Change
Symmetry Surgical branded	$71,725	$73,693	$(1,968)	(2.7)%
Alliance Partners	10,057	15,254	(5,197)	(34.1)%
Total Revenue	$81,782	$88,947	$(7,165)	(8.1)%

	Fiscal Year Ended
Sales by geography	2014	2013	Dollar Change	Percent Change
United States	$71,578	$78,358	$(6,780)	(8.7)%
International	10,204	10,589	(385)	(3.6)%
Total Revenue	$81,782	$88,947	$(7,165)	(8.1)%

Total revenue decreased $7,165 in 2014 as compared to the comparable 2013 period. Symmetry Surgical branded products were down $1,968 primarily impacted by unfavorable pricing as the Company sold more products under GPO contract agreements ("contracted sales") than prior year. Additionally, a sluggish hospital spending environment in the U.S. was offset by increased sales of $607 to SMI's OEM Solutions Business, which was discontinued as part of the separation in December 2014. Alliance products revenue was down $5,197 primarily driven by a $4,204 reduction in the NuWave Surgical product line, which was acquired by a third party in the first quarter 2014 and no longer distributed by the Company beginning after April 2014.

U.S. sales were down $6,780 as a result of the reduction in NuWave Surgical revenue and unfavorable pricing from contracted sales. International sales remained relatively flat, decreasing $385 or 3.6% from prior year.
Gross Profit.  Gross profit for fiscal 2014 decreased $4,869, or (12.0)%, to 35,684 from $40,553 for the comparable 2013 period primarily due to the $7,165 reduction in revenue and a decline in gross margin as a percentage of revenue. Gross margin as a percentage of revenue decreased 2.0%, to 43.6% for 2014 from 45.6% for the comparable 2013 period.   Gross margin as a percentage of revenue was impacted by unfavorable pricing due to heavier mix of contracted sales and higher product costs in 2014 as the Company purchased many items from outside our normal supply chain as a result of the supplier disruptions in order to meet customer delivery expectations. Partially offsetting these reductions to gross margin as a percentage of revenue was a favorable impact of product mix driven by less NuWave Surgical product revenues, which generated below average gross margins. Finally, the sales to SMI's OEM Solutions Business negatively impacted gross margins as those products were sold at minimal gross margin.

Sales and Marketing Expenses.  For fiscal 2014, sales and marketing expenses decreased $877 or 4.8% to $17,402 from $18,279 in the comparable period in 2013 due to a reduction in employee compensation and benefits as a result of lower sales in 2014, a reduction in advertising expenses as the Company launched a global distribution of the updated and comprehensive catalog in third quarter 2013, and improved collection efforts.

General and Administrative Expenses.  For fiscal 2014, general and administrative expenses decreased $1,872 or 9.1%, to $18,643 from $20,515 in the comparable period in 2013. Significant items that impacted general and administrative expenses included:

	Fiscal Year 2014
	Dollars	As a % of Revenue
2013 period reported General &Administrative expenses	$20,515	23.1%
Symmetry Surgical infrastructure additional costs	(337)
Employee compensation and benefit costs, excluding stock compensation	(924)
Amortization of intangible assets	348
Medical device excise tax expense	18
Research and development	(142)
Stock compensation	92
Other	(927)
2014 period reported General & Administrative expenses	$18,643	22.8%

During 2014, employee compensation and benefit costs paid in cash decreased $924 due to a decrease of $478 in employee severance as well as cost reduction actions taken in both 2013 and 2014 to improve the cost structure of the business given lower revenues. Other decreased $927 driven by lower acquisition related expenses and loss on the sale of assets in 2013 of $411.

Asset Impairment.   During fiscal 2014, we recorded a pre-tax non-cash charge in the amount of $55,817 as compared to $20,105 during the comparable year ago period. The 2014 impairment was primarily driven by the market valuation of the Company combined with lower estimates of future cash flows due to a sluggish hospital spending environment in the U.S., previously disclosed integration challenges related to the 2011 acquisition of the surgical instruments portfolio of Codman and Shurtleff, Inc. from which the Business has not recovered as quickly as previously expected and reduced cost savings estimates for the post Spin-Off operations of the Company which have also been previously disclosed.

Other (Income) Expense.  Interest expense of $24 was incurred for fiscal 2014 related to the new financial arrangement put into place December 5, 2014 in connection with the Spin-off.

Derivatives valuation consists of foreign currency forward contracts which were used to mitigate the effect of changes in the foreign exchange rates on net income. As of December 28, 2013, we had settled all of our outstanding forward swap contracts. We recorded a loss of $242 for the comparable period in 2013, which is a result of fluctuation in the Euro versus the US Dollar.

Other income for the periods ended January 3, 2015 and December 28, 2013 represents foreign currency exchange rate fluctuations on transactions denominated in foreign currencies.

Income Tax Expense. Our effective tax rate was a benefit of 36.6% for fiscal 2014 as compared to a benefit of 34.6% for fiscal 2013. Provision for income taxes decreased by $14,215, or 220.7%, to $(20,656) for fiscal 2014 from $(6,441) in fiscal 2013, primarily due to a $37,805 decrease in pre-tax income. The effective tax rate in 2014 differs from the U.S. Federal tax rate of 35% primarily due to the impact of state taxes.

Fiscal Year 2013 Compared to Fiscal Year 2012
Revenue. Revenue for fiscal 2013 decreased $18,058, or 16.9%, to $88,947 from $107,005 for the comparable 2012 period. Revenue for each of our product categories in these periods was as follows:

	Fiscal Year Ended
Sales by product	2013	2012	Dollar Change	Percent Change
Symmetry Surgical branded	$73,693	$86,497	$(12,804)	(14.8)%
Alliance Partners	15,254	20,508	(5,254)	(25.6)%
Total Revenue	$88,947	$107,005	$(18,058)	(16.9)%

	Fiscal Year Ended
Sales by geography	2013	2012	Dollar Change	Percent Change
United States	$78,358	$91,147	$(12,789)	(14.0)%
International	10,589	15,858	(5,269)	(33.2)%
Total Revenue	$88,947	$107,005	$(18,058)	(16.9)%

The $18,058 decrease in revenue in fiscal 2013 as compared to 2012 was primarily driven by a reduction in volume, as well as unfavorable pricing. The $12,804 decrease in Symmetry Surgical Branded Products revenue was primarily adversely impacted by the integration of products acquired from Codman & Shurtleff, Inc. Related to this acquisition, we migrated from a transition services agreement with Johnson & Johnson, the seller, in the third and fourth quarters of 2012 and first half of 2013 to Symmetry Surgical directly serving the end customer. During that migration, former Johnson & Johnson customers, in the United States and abroad, had to change their internal ordering procedures for thousands of products. This disruption caused multiple customers to review pricing and competitors’ offerings resulting in a loss of market share. This effect was most pronounced in the United States during 2013 and internationally in the second half of 2013 and the first half of 2014. Additionally, outside the United States delays in transferring product license and regulatory approvals in specific countries impacted our distributors’ ability to compete with a full product portfolio during 2012 and 2013. The $5,254 reduction in Alliance Partners Products revenue was driven by one customer who changed their purchasing pattern from Symmetry Surgical to the OEM Solutions Business, at the end of fiscal 2012, resulting in a $8,688 reduction. This reduction was partially offset by a $3,434 increase in continuing Alliance Partners Products. These factors contributed to a $12,789, or 14.0%, decrease in revenue in the United States Revenue outside the United States decreased $5,269 or 33.2%, due to the transition of the previously acquired products. The transition required a lengthy regulatory authorization transfer process to Symmetry Surgical which, together with local market challenges encountered by our newly engaged distributors converting products to the Symmetry Surgical brand caused a decline in revenue outside the United States.

Gross Profit.  Gross profit for fiscal 2013 decreased $11,277, or 21.8%, to $40,553 from $51,830 for the comparable 2012 period primarily due to the $18,058 decrease in revenue coupled with a decline in gross margin as a percentage of revenue. Gross margin as a percentage of revenue decreased 2.8%, to 45.6% for 2013 from 48.4% for the comparable 2012 period. Gross margin as a percentage of revenue was impacted by unfavorable product mix within the Symmetry Surgical Branded Product lines due to a lower percentage of revenue from our higher margin product lines. Unfavorable pricing also negatively impacted gross margin due to selling more products under GPO agreements.

Sales and Marketing Expenses. For fiscal 2013, sales and marketing expenses decreased $835 or 4.4% to $18,279 from $19,114 in the comparable period in 2012, primarily due to a reduction in employee compensation and benefits as a result of lower revenue in 2013 and tight cost control on discretionary expenses partially offset by $633 of incremental expenses incurred for publication and distribution of the first comprehensive Symmetry Surgical catalog. In addition, provisions for bad debts were higher in 2012 than 2013 as we migrated from the transition service agreements with Johnson & Johnson.

General and Administrative Expenses.  For fiscal 2013, general and administrative expenses increased $2,329 or 12.8%, to $20,515 from $18,186 in the comparable period in 2012. Significant items that impacted general and administrative expenses included:

	Fiscal Year 2013
	Dollars	As a % of Revenue
2012 period reported General &Administrative expenses	$18,186	17.0%
Symmetry Surgical infrastructure additional costs	2,172
Employee compensation and benefit costs, excluding stock compensation	525
Amortization of intangible assets	(737)
Medical device excise tax expense	750
Stock compensation	(463)
Other	82
2013 period reported General & Administrative expenses	$20,515	23.1%

During 2013, we incurred increased costs for salaries, information technologies and professional fees associated with $2,172 increased infrastructure support as transition services agreements with Johnson & Johnson ended throughout the year. Employee compensation and benefit costs paid in cash increased $525 primarily due to an increase in self-insurance medical claims incurred during 2013 under the U.S. based medical plan, an increase of $588 in employee severance costs and the impact of allocations from SMI. The first year impact of the medical device excise tax resulted in an increase in expense of $750. These increases were partially offset by a $737 reduction in amortization expense as well as a $463 reduction in performance-based stock compensation expense as required performance metrics were not achieved in 2013.

Asset Impairment.   During fiscal 2013, we recorded a pre-tax non-cash charge in the amount of $20,105. This amount is driven primarily by lower revenue due to previously disclosed integration challenges related to the 2011 acquisition from Johnson & Johnson, which we have not recovered from as quickly as previously expected.

Other (Income) Expense.  Derivatives valuation consists of foreign currency forward contracts which were used to mitigate the effect of changes in the foreign exchange rates on net income. We recorded a loss of $242 for fiscal 2013 as compared to a gain of $242 for the comparable period in 2012, which is a result of fluctuation in the Euro versus the U.S. Dollar. We settled all of our outstanding forward swap contracts in July 2013.

Other income for the periods ended December 28, 2013 and December 29, 2012 represents foreign currency exchange rate fluctuations on transactions denominated in foreign currencies.

Income Tax Expense.   Our effective tax rate was a benefit of 34.6% for fiscal 2013 as compared to an expense of 38.2% for fiscal 2012. Provision for income taxes decreased due to a $33,394 decrease in pre-tax income. The rate differs from the U.S. Federal statutory rate primarily due to the favorable impact of foreign taxes and $310 impact of non-deductible goodwill which was impaired.

Liquidity and Capital Resources

Liquidity
Our principal source of liquidity in fiscal 2014 was cash generated from operations. Principal uses of cash in fiscal 2014 have been for transfers to SMI working capital and capital expenditures, which were discontinued after the Merger and Spin-off. We expect that our principal uses of cash in the future will be to pay for capital expenditures, to finance working capital, and to fund possible future acquisitions.

We believe our cash flows from operations, as well as our bank financing arrangement, will permit us to stay committed to our strategic plan of growing the current business as well as growing through acquisitions. The following table summarizes our primary sources and uses of cash in the periods presented:

	Fiscal Year Ended
	2014	2013	2012
Net Cash Flow provided by (used in):
Operating activities	$(570)	$19,067	$11,634
Investing activities	(540)	(928)	(2,317)
Financing activities	3,293	(17,656)	(9,270)
Effect of exchange rate changes on cash	163	3	(1)
Net increase in cash	$2,346	$486	$46

Operating Activities.  Operating activities used cash of $570 in fiscal 2014 compared to cash generation of $19,067 for fiscal 2013, a decrease of $19,637.  The decrease in cash from operations is primarily a result of a reduction in net cash provided by working capital and an increase in net loss of $23,590.  Net cash used in working capital for fiscal 2014 was $8,046 compared to net cash provided by working capital of $8,825 for fiscal 2013 and was primarily driven by an increase in inventory and accounts receivable. Net income adjusted for non-cash items decreased $2,766 from fiscal 2013 due primarily to reduced sales and related gross profit.

Operating activities generated cash of $19,067 in fiscal 2013 compared to $11,634 for fiscal 2012, an increase of $7,433. The increase in cash from operations is primarily a result of reduced working capital requirements to support lower revenue in 2013. Net cash provided by working capital and non-cash items for fiscal 2013 was $15,246 and $13,493 higher than the comparable 2012 period, respectively, partially offset by lower net income of $21,306.

Investing Activities.  Capital expenditures of $552 were $925 lower in fiscal 2014 compared to fiscal 2013. The capital expenditures decrease was driven by information systems acquisition integration efforts in 2013 that did not repeat in 2014.
Capital expenditures of $1,477 were $849 lower in fiscal 2013 compared to fiscal 2012. Fiscal 2013 includes $549 in proceeds from the sale of a previously owned facility in Nashville, Tennessee.

Financing Activities.  Financing activities generated $3,293 of cash in fiscal 2014 compared to a usage of $17,656 in fiscal 2013. This increase in cash generated from financing activities is primarily due to our new revolving loan agreement with net proceeds of $3,876. Financing activities used $17,656 of cash in fiscal 2013 compared to a usage of $9,270 in fiscal 2012. This increase in cash used by financing activities is due to an $8,386 increase in transfers to SMI. Subsequent to the Spin-Off, the Company no longer participates in cash management and funding arrangements with SMI.

Capital Expenditures. Capital expenditures totaled $552 in fiscal 2014 and primarily consisted of information systems and infrastructure expansion to support the Spin-Off from SMI, compared to $1,477 in fiscal 2013. The 2013 capital expenditures primarily comprised of costs incurred in connection with implementing information systems to allow us to eliminate Johnson & Johnson transition services in fiscal 2012 which continued into the first half of 2013.

Capital expenditures of $1,477 were $849 lower in fiscal 2013 compared to fiscal 2012. Costs associated with implementing information systems to allow us to eliminate Johnson & Johnson transition services primarily occurred in fiscal 2012 and continued into fiscal 2013, as discussed previously.

Debt and Credit Facilities
On December 5, 2014, the Company, Specialty Surgical Instrumentation, Inc. and Olsen Medical, LLC (collectively, the “Borrowers”) entered into a Credit Agreement (the “Credit Agreement”) with General Electric Capital Corporation ("GECC"), which provides for a Revolving Loan of up to $20,000, subject to a borrowing base limitation. Any amounts outstanding under the Revolving Loan are due and payable on December 5, 2019. Amounts outstanding under the Credit Agreement bear interest at LIBOR plus 3.25%, or the Base Rate (which will generally be based on the prime rate as published by the Wall Street Journal from time to time) plus 2.25%. Borrowings under this revolving loan are classified as current as of January 3, 2015 due to the existence of cash dominion by GECC combined with the Company’s intent to repay all borrowings during 2015.

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

The Credit Agreement includes customary covenants for facilities of this type, including limitations on indebtedness, liens, investments and acquisitions, loans and advances, mergers and consolidations, sales of assets, and dividends, stock repurchases and other restricted payments. In addition, the Credit Agreement requires that Borrowers maintain a minimum fixed charge coverage ratio of 1.25 to 1.00 tested at the close of each fiscal quarter beginning March 31, 2015, based on the preceding four fiscal quarters, and maintain at all times minimum liquidity (the sum of cash, cash equivalent and available borrowing capacity under the borrowing base) of $1,500, tested monthly. Upon close of the separation from SMI and as initial funding of the Credit Agreement on December 5, 2014, GECC provided Symmetry Surgical with $5,000 of borrowings from the Credit Agreement.  Remaining availability subject to the borrowing base limitation as of January 3, 2015 was $8,622.

We believe that cash flow from operating activities and borrowings on our Bank Revolver will be sufficient to fund currently anticipated working capital, planned capital spending and debt service requirements for the foreseeable future, including at least the next twelve months.

Contractual Obligations and Commercial Commitments
The following table reflects our contractual obligations as of January 3, 2015:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Debt obligations (1)	$3,876	$3,876	$—	$—	$—
Operating lease obligations	1,527	481	1,040	6	—
Employee benefit pension obligations (2)	900	—	—	—	900
Purchase obligations(3)	2,165	415	1,432	318	—
Total	$8,468	$4,772	$2,472	$324	$900

(1)
Represents principal maturities only and, therefore, excludes the effects of interest which is settled monthly on outstanding borrowings. There are no scheduled principal payments for our Revolving Loan prior to maturity, however borrowings under this revolving loan are classified as current as of January 3, 2015 due to the existence of cash dominion by GECC combined with the Company’s intent to repay all borrowings during fiscal 2015. Borrowings under the Revolving Loan bear interest at LIBOR plus 3.25%, or the Base Rate (which will generally be based on the prime rate as published by the Wall Street Journal from time to time) plus 2.25%.

(2)
Represents benefit liability related to the one sponsored defined benefit pension plan for the benefit of the Company's employees at its German subsidiary. There are no significant benefits under the plan which are expected to be paid within the next 10 years.

(3)
For the purposes of this table, contractual obligations for purchases of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities, fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are normally based on our current manufacturing needs and are fulfilled by our vendors within a short time. We enter into blank orders with vendors that have preferred pricing terms; however, these orders are normally cancelable by us without penalty. Amounts represent a purchase agreement to minimum quantities of finished instruments through August 2019.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements include our operating leases.

Environmental

We incurred almost zero capital expenditures specifically for environmental compliance and health and safety during 2014 and 2013. In connection with past acquisitions, we completed Phase I environmental assessments and did not find any significant issues that we believe needed to be remediated. Based on information currently available, we do not believe that we have any material environmental liabilities. We cannot be certain, however, that environmental issues will not be discovered or arise in the future related to these acquisitions or existing facilities.

Critical Accounting Policies and Estimates

The preparation of our consolidated and combined financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. On an ongoing basis, we evaluate these estimates. We base our estimates on historical experiences and assumptions believed to be reasonable under the circumstances. Those estimates form the basis for our judgments that affect the amounts reported in the consolidated and combined statements. Actual results could differ from our estimates under different assumptions or conditions. Our significant accounting policies, which may be affected by our estimates and assumptions, are more fully described in Note 2 to our consolidated and combined financial statements that appear elsewhere in this Form 10-K.

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. In other words, an “emerging growth company” may delay the adoption of certain accounting standards until those standards would otherwise apply to private companies and we have chosen to take advantage of this extended transition period. As a result, our financial statements may not be comparable to those companies that comply with public company effective dates.

Revenue Recognition.  We recognize revenue, on orders received from customers, when there is persuasive evidence of an arrangement with the customer that is supportive of revenue recognition, the customer has made a fixed commitment to purchase the product for a fixed or determinable sales price, collection is reasonably assured under our normal billing and credit terms, and ownership and all risks of loss have been transferred to the buyer which is normally upon shipment or delivery to the customer. In certain circumstances, customer terms require receipt of product prior to the transfer of the risk of ownership. In such circumstances, revenue is not recognized upon shipment, but rather upon confirmation of delivery. For product sales to distributors, Symmetry Surgical recognizes revenue upon shipment to the distributor under standard contract terms stating that title to the goods passes to the distributors at point of shipment to the distributor’s location. All shipments to distributors are at contract prices and payment is not contingent upon resale of the product. We offer certain customers volume rebates, which are reflected as a reduction in revenue when it is probable the rebate will be earned based on current and forecasted sales and the amount can be estimated. Product returns are estimated based upon historical return rates and are reflected as a reduction of revenue in the same period revenue is recognized. These estimates have historically been materially consistent with actual results. We do not believe our estimates are reasonably likely to materially change in the future.

Inventories.  Inventories are stated at the lower of cost, determined on the first-in, first-out (FIFO) method, or market (net realizable value). Costs include material, labor and manufacturing overhead costs, as applicable. We review our inventory balances quarterly for excess products or obsolete inventory levels and write down, if necessary, the inventory to net realizable value.

Goodwill. We test goodwill for impairment annually on the first day of the fourth fiscal quarter and more frequently if circumstances warrant. We determine fair values using an income approach. When available and appropriate, we use comparative market multiples to corroborate discounted cash flow results. For purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for each reporting unit. Actual results may differ from those assumed in our forecasts. We derive our discount rates using a capital asset pricing model and analyzing published rates for industries relevant to our reporting units to estimate the cost of equity financing. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in our internally developed forecasts. The discount rate used in most recent valuation was 15.0%. Valuations using the market approach reflect prices and other relevant observable information generated by market transactions involving comparable businesses. Compared to the market approach, the income approach more closely aligns valuation to our business profile, including geographic markets served and product offerings. Required rates of return, along with uncertainty inherent in the forecasts of future cash flows, are reflected in the selection of the discount rate.

We conducted our interim and annual impairment tests, and recorded an impairment charge of $55,817 and $20,105 in 2014 and 2013, respectively. Subsequent to the impairment, goodwill of $7,126 was recorded on the January 3, 2015 consolidated and combined balance sheet. The impairment was primarily driven by the market valuation of the Company combined with lower estimates of future cash flows due to the sluggish hospital spending environment in the U.S., previously disclosed integration challenges related to the 2011 acquisition of the surgical instruments portfolio of Codman and Shurtleff, Inc. from which the Company has not recovered as quickly as previously expected and reduced cost savings estimates for the post Spin-off operations of the Company which have also been previously disclosed. While these events have negatively impacted our forecasted short term revenues and gross margins, our long term revenue growth rates assumed in 2014 and 2013 for the Company’s reporting unit were approximately 3-5% and 3-6%, respectively, for 2015 and beyond. These growth rates are driven by further integration of acquisitions and recapturing market share. A significant decline in our revenue and earnings could result in an impairment charge in the future. Such events that could result in a decline in our revenue and earnings in the future would be a loss of a significant customer or product line, pricing pressure on products as we attempt to regain market share, and further disruptions in our manufacturing supplier base, among other events.

Definite-Lived Long-Lived Assets. We assess the impairment of definite-lived long-lived assets when circumstances indicate the carrying value of an asset may not be recoverable based on the undiscounted future cash flows of an asset. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, undiscounted cash flows, or external appraisals, as applicable. We review long-lived assets for impairment at the individual asset or the asset group level for which the lowest level of independent cash flows can be identified. Intangible assets subject to amortization consist of trademarks which are amortized using the straight-line method, as well as customer related intangible assets which are amortized on an accelerated method. Straight-line methods are used for income tax purposes. All of our intangible assets were acquired in connection with our various acquisitions. We are required to reassess the expected useful lives of existing definite-lived assets annually. We reviewed all definite-lived long-lived assets and did not record any impairment for fiscal 2014, 2013 or 2012.

Income Taxes.  The consolidated and combined financial statements of Symmetry Surgical have been prepared using the asset and liability method in accounting for income taxes, which requires the recognition of deferred income taxes for the expected future tax consequences of net operating losses, credits, and temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Income taxes as presented are calculated on a separate tax return basis (inclusive of certain loss benefits), although Symmetry Surgical’s operations have historically been included in SMI’s U.S. federal and state tax returns or the tax returns of non-U.S. jurisdictions. Accordingly, the income taxes presented may not be reflective of the results that would have occurred on a standalone basis. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated and combined results of operations or financial position. Additionally, we use tax planning strategies as part of our global tax compliance program. Judgments and interpretation of statutes are inherent in this process. Symmetry Surgical provides related valuation reserves, where applicable, in accounting for uncertain tax positions. Interest and penalties associated with reserves for uncertain tax positions are classified in income tax expense in the consolidated and combined statements of operations.

Impact of Recently Issued and Adopted Accounting Standards
Revenue from Contracts with Customers:   In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date will be the first quarter of fiscal year 2017 using one of two retrospective application methods. We have not yet decided on a method of adoption and are currently assessing the potential impact of the adoption of ASU 2014-09 on our financial statements and related disclosures.

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists:  In July 2013, the FASB issued ASU 2013-11 Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The new guidance is effective for fiscal year and interim periods beginning after December 15, 2013. The adoption of this ASU did not have an impact on our financial position, results of operations and cash flows.

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity:  In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This update modifies the requirements for reporting discontinued operations. Under the amendments in ASU 2014-08, the definition of discontinued operation has been modified to only include those disposals of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. This update also expands the disclosure requirements for disposals that meet the definition of a discontinued operation and requires entities to disclose information about disposals of individually significant components that do not meet the definition of discontinued operations. This update is effective for annual and interim periods beginning after December 15, 2014. We do not expect this ASU to have an impact on our financial position, results of operations or cash flows.

Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. In June, 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This new guidance states that a performance target that affects vesting of a share-based payment and that could be achieved after the requisite service period is a performance condition under ASC 718. This update is effective for annual and interim periods beginning after December 15, 2015. We do not believe this ASU will have an impact on our financial statements.

Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. In August, 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. This new guidance requires management to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The standard is effective for annual periods ending after December 15, 2016 with early adoption permitted. We do not believe this ASU will have an impact on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk
We are exposed to market risk from fluctuations in interest rates. For variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At January 3, 2015, we had $3,876 of variable rate debt. The weighted average interest rate for this debt as of January 3, 2015 was 4.18%. Holding other variables constant (such as foreign exchange rates and debt levels), a one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for the next year of approximately $39.

Foreign Currency Risk
Foreign currency risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. As a global company, our primarily exposure to foreign currency results from our Euro denominated inventory purchases. A hypothetical 10 percent change in the Euro to U.S. dollar exchange rate would have impacted our earnings for the twelve months ended January 3, 2015 by approximately $1,100.

In June and July 2012, we entered into foreign currency forward contracts to mitigate fluctuations in foreign currency on the statement of operations. As of July 2013, we had settled all outstanding forward swap contracts.

At January 3, 2015, the potential impact on earnings from a hypothetical instantaneous 10.0% increase or decrease in quoted foreign currency spot rates applied to foreign currency sensitive instruments would be approximately $500. This foreign currency sensitivity model is limited by the assumption that all of the foreign currencies to which we are exposed would simultaneously increase or decrease by 10.0% because such synchronized changes are unlikely to occur.

Item 8. Financial Statements and Supplemental Data

SYMMETRY SURGICAL INC.

CONSOLIDATED AND COMBINED BALANCE SHEETS
(In Thousands)

	January 3, 2015	December 28, 2013
ASSETS:
Current Assets:
Cash	$2,994	$648
Accounts receivable, net	10,070	13,531
Inventories	24,141	17,015
Deferred income taxes	2,816	2,231
Other current assets	2,417	1,664
Total current assets	42,438	35,089
Property and equipment, net	2,768	3,288
Deferred income taxes	21,243	2,003
Goodwill	7,126	62,995
Intangible assets, net of accumulated amortization	77,903	81,856
Other assets	219	220
Total Assets	$151,697	$185,451

LIABILITIES AND EQUITY:
Current Liabilities:
Accounts payable	$5,198	$7,007
Due to Symmetry OEM Solutions	85	2,031
Accrued wages and benefits	1,902	2,120
Other accrued expenses	1,417	1,491
Accrued income taxes	158	23
Deferred income taxes	15
Revolving line of credit	3,876	—
Total current liabilities	12,651	12,672
Other liabilities	1,092	951
Total Liabilities	13,743	13,623

Commitments and contingencies

Equity:
Net parent investment in Symmetry Surgical Inc. prior to separation	—	171,989

Stockholders' Equity:
Common Stock, $.0001 par value; 50,000 shares authorized; 10,313 shares issued in 2014	1	—
Additional paid-in capital	138,576	—
Accumulated deficit	(116)	—
Accumulated other comprehensive loss	(507)	(161)
Total Stockholders' Equity (deficit)	137,954	(161)
Total Equity:	137,954	171,828
Total Liabilities and Equity	$151,697	$185,451
See accompanying notes to consolidated and combined financial statements.

SYMMETRY SURGICAL INC.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(In Thousands, Except per Per Share Data)

	Fiscal Year Ended
	2014	2013	2012
Revenue - third parties	$81,104	$88,876	$106,663
Revenue - Symmetry OEM Solutions	678	71	342
Total revenue	81,782	88,947	107,005
Cost of revenue	46,098	48,394	55,175
Gross profit	35,684	40,553	51,830
Sales and marketing expenses	17,402	18,279	19,114
General and administrative expenses	18,643	20,515	18,186
Asset impairment	55,817	20,105	—
Operating income (loss)	(56,178)	(18,346)	14,530
Other (income) expense:
Interest expense	24	—	—
Derivatives valuation (gain) loss	—	242	(242)
Other	229	38	4
Income (loss) before income taxes	(56,431)	(18,626)	14,768
Income tax expense (benefit)	(20,656)	(6,441)	5,647
Net income (loss)	$(35,775)	$(12,185)	$9,121

Net income (loss) per share:
Basic	$(3.73)	$(1.27)	$0.95
Diluted	$(3.73)	$(1.27)	$0.95

Weighted average common shares and equivalent shares outstanding:
Basic (a)	9,587	9,587	9,587
Diluted (a)	9,587	9,587	9,587

(a) On December 5, 2014, SMI distributed 9,587 shares of Symmetry Surgical common stock. For periods prior to the separation, the weighted-average basic and diluted shares outstanding were based on the number of shares of Symmetry Surgical common stock outstanding on the distribution date. Refer to Note 18 for information regarding the calculation of basic and diluted earnings per share for the year ended January 3, 2015.

See accompanying notes to consolidated and combined financial statements.

SYMMETRY SURGICAL INC.

CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)

	Fiscal Year Ended
	2014	2013	2012
Net income (loss)	$(35,775)	$(12,185)	$9,121

Other comprehensive income (loss)
Foreign currency translation adjustments	(305)	33	3
Pension plan actuarial gain (loss), net of taxes	(41)	64	(196)

Comprehensive income (loss)	$(36,121)	$(12,088)	$8,928

See accompanying notes to consolidated and combined financial statements.

SYMMETRY SURGICAL INC.

CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY
(In Thousands)

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Parent Investment	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2011	—	$—	$—	$—	$200,266	$(65)	$200,201
Comprehensive income:
Net earnings	—	—	—	—	9,121	—	9,121
Other comprehensive income (loss)	—	—	—	—	—	(193)	(193)
Net transfers to Parent	—	—	—	—	(8,182)	—	(8,182)
Balance at December 29, 2012	—	—	—	—	201,205	(258)	200,947
Comprehensive income:
Net loss	—	—	—	—	(12,185)	—	(12,185)
Other comprehensive income (loss)	—	—	—	—	—	97	97
Net transfers to Parent	—	—	—	—	(17,031)		(17,031)
Balance at December 28, 2013	—	—	—	—	171,989	(161)	171,828
Comprehensive income:
Net transfers from Parent prior to separation	—	—	—	—	2,247	—	2,247
Net loss prior to separation	—	—	—	—	(35,659)	—	(35,659)
Reclassification of parent company investment in connection with separation	—	—	138,577	—	(138,577)	—	—
Issuance of common stock at separation	9,587	1	(1)	—	—	—	—
Net loss	—	—	—	(116)	—	—	(116)
Other comprehensive income (loss)	—	—	—	—	—	(346)	(346)
Stock-based compensation	726	—	—	—	—	—	—
Balance at January 3, 2015	10,313	$1	$138,576	$(116)	$—	$(507)	$137,954

See accompanying notes to consolidated and combined financial statements.

SYMMETRY SURGICAL INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOW
(In Thousands)

	Fiscal Year Ended
	2014	2013	2012
Operating activities
Net income (loss)	$(35,775)	$(12,185)	$9,121
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	956	1,075	793
Amortization of intangible assets	5,375	5,027	5,764
Amortization of debt issuance costs	7	—	—
Net loss on sale of assets	114	423	—
Asset impairment	55,817	20,105	—
Deferred income tax provision	(19,822)	(5,187)	1,461
Stock-based compensation	717	625	1,088
Derivative valuation (gain) loss	—	242	(242)
Unrealized foreign currency transaction loss	87	117	70
Change in operating assets and liabilities:
Accounts receivable	3,131	5,952	(13,156)
Due to Symmetry OEM Solutions	(1,946)	665	443
Other assets	(333)	(36)	130
Inventories	(7,127)	2,321	582
Current income taxes	143	8	27
Accounts payable	(1,674)	(316)	4,717
Accrued expenses and other	(240)	231	836
Net cash provided by (used in) operating activities	(570)	19,067	11,634

Investing activities
Purchases of property and equipment	(552)	(1,477)	(2,326)
Proceeds from the sale of property and equipment	12	549	9
Net cash used in investing activities	(540)	(928)	(2,317)

Financing activities
Proceeds from Revolving Loan	7,559	—	—
Payments on Revolving Loan	(3,683)	—	—
Debt issuance costs	(441)	—	—
Net transfers to Parent	(142)	(17,656)	(9,270)
Net cash provided by (used in) financing activities	3,293	(17,656)	(9,270)
Effect of exchange rate changes on cash	163	3	(1)
Net increase in cash	2,346	486	46
Cash at beginning of period	648	162	116
Cash at end of period	$2,994	$648	$162

Supplemental disclosures:
Cash paid for interest	$9	$—	$—
Non-cash property and equipment additions	$—	$—	$494
See accompanying notes to consolidated and combined financial statements.

SYMMETRY SURGICAL INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

1. Description of Operations
Overview
Symmetry Surgical Inc. (the “Company”) is a global marketer and distributor of medical devices with some limited manufacturing focused on the general surgery market. The Company offers over 20,000 products and sells primarily to hospitals and surgical centers in the U.S. and countries worldwide. The Company's current product portfolio includes a broad range of reusable stainless steel and titanium, hand-held general and specialty surgical instruments, single use and disposable instruments, electro-surgery instruments, retractor systems, and containers and sterilization devices sold directly to hospitals and other sites of care. These products are typically used in the surgical specialties of neurosurgery, spine, general surgery - open and laparoscopy, microsurgery, OB/Gyn, ophthalmology, otolaryngology / ENT, plastic / reconstructive, peripheral vascular, arthroscopy, orthopedic, pediatrics, cardiovascular, thoracic, and urology in the hospital setting as well as surgery centers and in select physician offices. These products are viewed in two categories by management; Symmetry Surgical Branded Products and Alliance Partners Products. Symmetry Surgical Branded Products include all products sold under brand names managed by the Company whereas Alliance Partners Products are brands the Company distributes for others in defined markets.

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

The Company includes the consolidated operations of Specialty Surgical Instrumentation, Inc. (d/b/a Symmetry Surgical Inc.), Olsen Medical, LLC, Symmetry Surgical Netherlands, CV, Symmetry Surgical Netherlands, BV, Symmetry Surgical, GmbH and Symmetry Surgical Switzerland, GmbH all of which were subsidiaries of SMI prior to the Merger and Spin-Off.

2. Basis of Presentation
The consolidated and combined financial statements include the allocation of certain assets and liabilities that have historically been held at the SMI corporate level but which are specifically identifiable or allocable to Symmetry Surgical. Cash and cash equivalents held by SMI was not allocated to Symmetry Surgical as it was not expected to be transferred to Symmetry Surgical. Long-term debt and short-term borrowings were not allocated to Symmetry Surgical as none of the debt recorded by SMI was directly attributable to or guaranteed by Symmetry Surgical. All historical intracompany transactions and accounts have been eliminated. All historical intercompany transactions between Symmetry Surgical and the OEM Solutions Business have been reflected as related party transactions. All intercompany transactions between Symmetry Surgical and SMI corporate are considered to be effectively settled in the consolidated and combined financial statements of cash flows as financing activity and in the consolidated and combined balance sheets as net parent investment.
The historical financial statements do not necessarily include all of the expenses that would have been incurred had Symmetry Surgical been a separate, stand-alone entity and may not necessarily reflect Symmetry Surgical’s results of operations, financial position and cash flows had Symmetry Surgical been a stand-alone company during the periods presented. Symmetry Surgical’s historical financial statements include an allocation of expenses related to certain general and administrative, selling and marketing expenses from SMI to Symmetry Surgical. These expenses have been allocated to Symmetry Surgical first on the basis of direct usage when identifiable, with the remainder allocated on basis of their respective revenues. Symmetry Surgical considers the expense allocation methodology and results to be reasonable for all periods presented. However, the allocation may not be indicative of the actual expenses that would have been incurred had Symmetry Surgical operated as an independent, publicly-traded company for the periods presented.

3. Summary of Significant Accounting Policies
Principles of Consolidation.  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Year End. The Company’s fiscal year is the 52 or 53 week period ending on the Saturday closest to December 31. Fiscal year 2014 was a 53 week year (ending January 3, 2015), fiscal year 2013 was a 52 week year (ending December 28, 2013), and fiscal year 2012 was a 52 week year (ending December 29, 2012). References in these consolidated and combined financial statements to 2014, 2013 and 2012 refer to these financial periods, respectively.

Use of Estimates.  Preparation of these consolidated and combined financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates, but management does not believe such differences will materially affect the Company's financial position or results of operations.

Business Combinations.  The Company records its business combinations under the acquisition method of accounting. Under the acquisition method of accounting, the Company allocates the purchase price of each acquisition to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. The fair value of identifiable intangible assets is based upon detailed valuations that use various assumptions made by management. Any excess of the purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill.

Revenue Recognition. The Company recognizes revenue, on orders received from its customers, when there is persuasive evidence of an arrangement with the customer that is supportive of revenue recognition, the customer has made a fixed commitment to purchase the product for a fixed or determinable price, collection is reasonably assured under the Company’s normal billing and credit terms and ownership and all risks of loss have been transferred to the buyer which is normally upon shipment or delivery to the customer. In certain circumstances, customer terms require receipt of product prior to the transfer of the risk of ownership. In such circumstances, revenue is not recognized upon shipment, but rather upon confirmation of delivery. For product sales to distributors, the Company recognizes revenue upon shipment to the distributor under standard contract terms stating that title to the goods passes to the distributors at point of shipment to the distributor’s location. All shipments to distributors are at contract prices and payment is not contingent upon resale of the product. The Company offers certain customers volume rebates, which are reflected as a reduction in revenue when it is probable the rebate will be earned based on current and forecasted sales and the amount can be estimated. Product returns are estimated based upon historical return rates and are reflected as a reduction of revenue in the same period revenue is recognized.

Cash.  Cash and cash equivalents include all highly liquid investments with a maturity of three months or less at the time of purchase.

Allowance for Doubtful Accounts.  The Company performs periodic credit evaluations of customers' financial condition and generally does not require collateral. Receivables are generally due within 30 to 90 days. The Company maintains an allowance for doubtful accounts for estimated losses in the collection of accounts receivable. The Company makes estimates regarding the future ability of its customers to make required payments based on historical credit experience and expected future trends. Provisions to the allowance for doubtful accounts are charged to current selling and marketing expenses. Actual losses are charged against this allowance when incurred. The activity in the allowance for doubtful accounts was as follows:

	January 3, 2015	December 28, 2013	December 29, 2012
Balance as of beginning of period	$225	$483	$151
Provision (recoveries)	481	(69)	748
Write-offs	(400)	(189)	(416)
Balance as of end of period	$306	$225	$483

Concentration of Credit Risk.   On an on-going basis, the Company has no financial instruments that represent a concentration of credit risk. During 2012, Codman & Shurtleff, Inc., a Johnson & Johnson Company, provided the Company with transition services associated with the acquisition of the surgical instruments product portfolio from Codman & Shurtleff, Inc. This relationship resulted in total sales to Johnson & Johnson Company representing approximating 10.2% of the Company’s net revenue during 2012.

Inventories. Inventories are stated at the lower of cost, determined on the first-in, first-out (FIFO) method, or market (net realizable value). Costs include material, labor and overhead costs, as applicable. Inventory balances are reviewed quarterly for excess products or obsolete inventory levels and written down, if necessary, to net realizable value.

Property and Equipment.  Property and equipment are stated on the basis of cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the respective assets. Accelerated methods are used for income tax purposes. Repair and maintenance costs are charged to expense as incurred. Upon retirement or sale of an asset, its cost and related accumulated depreciation are removed from the consolidated and combined balance sheet and any gain or loss is recorded in operating income or expense.

Definite-Lived Long-Lived Assets.  The Company assesses the impairment of definite-lived long-lived assets when circumstances indicate the carrying value of an asset may not be recoverable based on the undiscounted future cash flows of an asset. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, undiscounted cash flows, or external appraisals, as applicable. The Company reviews long-lived assets for impairment at the individual asset or the asset group level for which the lowest level of independent cash flows can be identified. Intangible assets subject to amortization consist of trademarks which are amortized using the straight-line method, as well as customer related intangible assets which are amortized on an accelerated method. Straight-line methods are used for income tax purposes. All of the Company’s intangible assets were acquired in connection with its various acquisitions. The Company is required to reassess the expected useful lives of existing definite-lived assets annually. The Company reviewed all definite-lived long-lived assets and has not recorded any impairment for fiscal 2014, 2013 or 2012.

Goodwill and Other Indefinite-Lived Assets. Goodwill recorded by the Company represents the purchase price in excess of the net assets of businesses acquired. Goodwill is not amortized but is tested for impairment annually on the first day of the fourth fiscal quarter and more frequently if circumstances warrant using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. Potential impairment is determined by comparing estimated fair value to the net book value of the reporting unit. Fair value is calculated using an income approach based on the present value of estimated future cash flows. The Company completed its impairment test and recorded impairment charges in 2014 and 2013 totaling $55,817 and $20,105, respectively. No impairment of goodwill existed in fiscal 2012.

Intangible assets with an indefinite life are not amortized but are subject to review each reporting period to determine whether events and circumstances continue to support an indefinite useful life, as well as an annual impairment test. In connection with the annual impairment test during fiscal 2013, the Company recognized an impairment charge related to certain trademarks and in-process research and development of $1,245 and $610, respectively. The Company reviewed all other non-amortizing intangible assets and has not recorded any impairment related to the remaining assets for fiscal 2014, 2013 or 2012.

The assessment of the recoverability of long-lived assets reflects management’s assumptions and estimates. Factors that management must estimate when performing impairment tests include sales volume, prices, inflation, discount rates, exchange rates, tax rates and capital spending. Significant management judgment is involved in estimating these factors, and they include inherent uncertainties. Measurement of the recoverability of these assets is dependent upon the accuracy of the assumptions used in making these estimates, as well as how the estimates compare to the eventual future operating performance of the specific reporting unit to which the assets are attributed. Changes in these estimates could change the conclusion regarding the impairment of goodwill or other intangible assets and potentially result in a non-cash impairment in the future period.

Income Taxes.  Income taxes are presented on a separate return basis. Historically, the Company has been included in the consolidated tax return of SMI. The consolidated and combined financial statements of the Company have been prepared using the assets and liability method in accounting for income taxes, which requires the recognition of deferred income taxes for the expected future tax consequences of net operating losses, credits, and temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on the consolidated results of operations or financial position of the Company. As a stand-alone entity, the Company will file tax returns on its own behalf and its deferred taxes and effective tax rate may differ from those used in the historical periods. The Company did not maintain an income taxes payable to/from account with SMI. With the exception of certain entities outside the U.S. that transferred to the Company at separation, the Company is deemed to settle current tax balances with the SMI tax paying entities in the respective jurisdictions. These settlements are reflected as changes in net parent investment. Additionally, tax planning strategies are utilized as part of the global tax compliance program of the Company. Judgments and interpretation of statutes are inherent in this process. The Company provides related reserves, where applicable, in accounting for uncertain tax positions. Interest and penalties associated with reserves for uncertain tax positions are classified in income tax expense in the statements of operations.

Pensions. The Company engages outside actuaries to assist in the determination of the obligation and cost under the plan which are direct obligations of the Company. The valuation of the funded status and the net period benefit cost for this plan is calculated using actuarial assumptions. The significant assumptions, which are reviewed annually, include the discount rate, compensation increases, turnover rates and the health care cost trend rates. The significant assumptions used in determining these calculations are disclosed in Note 7 to the consolidated and combined financial statements. Actuarial losses and gains are amortized over the remaining service attribution periods of the employees under the corridor method, in accordance with the rules for accounting for post-employment benefits.

Foreign Currency Translation.  The financial statements of the Company's foreign subsidiaries are accounted for in local currency and have been translated into U.S. dollars in accordance with accounting guidance on foreign currency translation. Assets and liabilities have been translated using the exchange rate in effect at the balance sheet date. Revenues and expenses have been translated using a weighted-average exchange rate for the period. Currency translation adjustments have been recorded as a separate component of equity.

Foreign currency transaction gains and losses resulting from a subsidiary's foreign currency denominated assets and liabilities included in other income were losses of $195, $49 and $155 in fiscal 2014, 2013 and 2012, respectively.

Shipping and Handling Costs.  The Company reflects freight costs associated with shipping its products to customers as a component of cost of revenues.

Advertising Costs.  Advertising costs are expensed as incurred and were $444, $728 and $259 in fiscal 2014, 2013 and 2012, respectively.

Research and Development Costs.   The Company recognizes costs associated with research and development (R&D) within general and administrative expenses in the consolidated and combined financial statements of operations. R&D costs were $721, $864 and $819 in fiscal 2014, 2013 and 2012, respectively.

Derivative Financial Instruments.  The Company recognizes all derivative instruments in its consolidated and combined financial statements at fair value. Changes in the fair value of derivatives are recorded each period in the derivative valuation (gain) loss line item of the consolidated and combined statements of operations unless the derivative qualifies for hedge accounting in which case the realized changes in fair value are reflected in the same financial statement line item of the item being hedged or the effective portion of changes in fair value of hedges is recorded each period in accumulated other comprehensive income (loss), net of tax, until the related hedge transaction occurs. Any ineffective portion of changes in fair value of the hedges is recorded in the derivative valuation (gain) loss line item of the statement of operations.

Stock-based compensation. The Company measures stock-based compensation cost at the grant date based on the estimated fair value of the award. Compensation cost for service-based awards is recognized ratably over the applicable service period. Compensation cost for performance-based awards is reassessed each period and recognized based upon the probability that the performance targets will be achieved. For restricted stock subject to service conditions or with performance targets, the fair market value of the award is determined based upon the closing value of the Company’s stock price on the grant date and the amount of stock-based compensation expense recognized during a period is based on the portion of the awards that are ultimately expected to vest. The Company estimates forfeitures at the time of grant by analyzing historical data and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. For restricted stock with service conditions or with performance targets, the total expense recognized for each grant is only for those awards that ultimately vest.

Product Warranty.   The Company offers a limited warranty for its products with a coverage period that ranges between 1 year to lifetime for materials and workmanship. Warranty coverage varies depending on the product family. The Company’s policy is to accrue the estimated cost of warranty coverage at the time of the sale. The following table presents the change in the product warranty accrual included in other accrued expenses.

	January 3, 2015	December 28, 2013	December 29, 2012
Balance as of beginning of period	$555	$235	$235
Provision for warranties issued in current year	201	105	13
Provision for (recover of) pre-existing warranty, net	(157)	325	—
Payments	(278)	(110)	(13)
Balance as of end of period	$321	$555	$235

Recently Adopted Accounting Pronouncements
On April 5, 2012, the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. In other words, an “emerging growth company” may delay the adoption of certain accounting standards until those standards would otherwise apply to private companies and the Company has chosen to take advantage of this extended transition period.

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income: In February 2013, the Financial Accounting Standards Board ("FASB"), issued Accounting Standards Update ("ASU") 2013-2, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, ("ASU 2013-2"). ASU 2013-2 requires entities to report either on the statement of operations or disclose in the footnotes to the consolidated and combined financial statements the effects on earnings from items that are reclassified out of comprehensive income. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-2 is effective prospectively for the first reporting period after December 15, 2012 with early adoption permitted. The adoption of ASU 2013-2 did not have an impact on the Company’s consolidated and combined financial position, results of operations or cash flows as it only enhances disclosures.

Technical Corrections and Improvements:  In October 2012, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”) 2012-4, Technical Corrections and Improvements (“ASU 2012-4”), which covers a wide range of topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and confirming amendments related to fair value measurements. ASU 2012-4 is effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-4 did not have an impact on the Company’s consolidated and combined financial position, results of operations or cash flows as the Standard only clarified existing Codification.

Revenue from Contracts with Customers:   In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date will be the first quarter of fiscal year 2017 using one of two retrospective application methods. The Company has not yet decided on a method of adoption and is currently assessing the potential impact of the adoption of ASU 2014-09 on its financial statements and related disclosures.

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists:  In July 2013, the FASB issued ASU 2013-11 Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward

Exists. The new guidance is effective for fiscal year and interim periods beginning after December 15, 2013. The adoption of this ASU did not have an impact on the Company’s financial position, results of operations and cash flows.

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity:  In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This update modifies the requirements for reporting discontinued operations. Under the amendments in ASU 2014-08, the definition of discontinued operation has been modified to only include those disposals of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. This update also expands the disclosure requirements for disposals that meet the definition of a discontinued operation and requires entities to disclose information about disposals of individually significant components that do not meet the definition of discontinued operations. This update is effective for annual and interim periods beginning after December 15, 2014. The Company does not expect this ASU to have an impact on its financial position, results of operations or cash flows.

Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. In June, 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This new guidance states that a performance target that affects vesting of a share-based payment and that could be achieved after the requisite service period is a performance condition under ASC 718. This update is effective for annual and interim periods beginning after December 15, 2015. The Company does not believe this ASU will have an impact on the Company's financial statements.

Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. In August, 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. This new guidance requires management to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The standard is effective for annual periods ending after December 15, 2016 with early adoption permitted. The Company does not believe this ASU will have an impact on the Company’s financial statements.

4. Inventories
Inventories consist of the following:

	January 3, 2015	December 28, 2013
Raw materials	$880	$847
Work-in-process	530	102
Finished goods	22,731	16,066
	$24,141	$17,015

5. Property and Equipment
Property and equipment, including depreciable lives, consists of the following:

	January 3, 2015	December 28, 2013
Buildings and improvements (20 to 40 years)	575	503
Machinery and equipment (5 to 15 years)	1,499	1,167
Office equipment (3 to 5 years)	4,039	3,921
Construction-in-progress	43	194
	6,156	5,785
Less accumulated depreciation	(3,388)	(2,497)
	$2,768	$3,288

6. Goodwill and Other Intangible Assets
The Company has one operating segment that represents the lowest level for which discrete financial information is available and the operating results are regularly reviewed by management.

During 2014 and 2013, the Company determined that the expected operating results for the Symmetry Surgical reporting unit were projected to be substantially lower than previous forecasts. Given this information, the Company conducted its interim and annual impairment tests, as applicable, and determined that impairment existed. The Company recorded pre-tax non-cash charges of $55,817 in 2014 for goodwill and $20,105 in 2013 for goodwill and other assets and these charges have been recorded in the Company's consolidated and combined statements of operations within asset impairment. The 2014 impairment was primarily driven by the market valuation of the Company combined with lower revenue due to a sluggish hospital spending environment in the U.S. and previously disclosed integration challenges related to the 2011 acquisition of the surgical instruments portfolio of Codman and Shurtleff, Inc., from which the Company has not recovered as quickly as previously expected and reduced cost savings estimates for the post Spin-off operations of the Company which have also been previously disclosed.

The Company determines the fair value of intangible assets using an income based approach. The approach calculates fair value by estimating the after-tax cash flows attributable to the asset and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. The calculated fair value is compared to the carrying value to determine if any impairment exists.

To derive the fair value of the reporting unit, as required in step one of the impairment test, the Company used the income approach, specifically the discounted cash flow method, to determine the fair value of the reporting unit and the associated amount of the impairment charges. This approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. This methodology is consistent with how the Company estimates the fair value of the reporting unit during its annual goodwill and indefinite lived intangible asset impairment tests. Inputs used to fair value the Company's reporting unit are considered Level 3 inputs of the fair value hierarchy and include the following:

•
The Company's financial projections for this reporting unit are based on management's assessment of macroeconomic variables, industry trends and market opportunities, as well as the Company's strategic objectives and future growth plans. Revenue growth rates assumed in 2014 and 2013 for the Company's reporting unit were approximately 3-5% and 3-6%, respectively, for 2015 and beyond.

•
The discount rate used to measure the present value of the projected future cash flows is set using a weighted-average cost of capital method that considers market and industry data, as well as the Company's specific risk factors that are likely to be considered by a market participant.  The weighted-average cost of capital is the Company's estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise. The discount rate used was approximately 15.0% in 2014 and 12.5% in 2013.

For Level 3 measurements, significant increases or decreases in long-term growth rates or discount rates in isolation or in combination could result in a significantly lower or higher fair value measurement.

In the second step, the Company assigned the reporting unit's fair value to all of its assets and liabilities, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit were being acquired in a business combination. If the implied fair value of the reporting unit's goodwill is less than the carrying value, the difference is recorded as an impairment charge. This allocation process was performed only for the purposes of measuring the goodwill impairment and not to adjust the carrying values of the recognized assets and liabilities.

Prior to performing the annual goodwill impairment test step 1 analysis, the Company tested long-lived assets to be held and used for impairment on an undiscounted cash flow basis. Based on the results of this testing, no intangible assets were deemed impaired.

As of January 3, 2015, the balances of intangible assets, other than goodwill, were as follows:

	Weighted-Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Acquired customers	19 years	$91,438	$(17,986)	$73,452
Trademarks and other	10 years	6,035	(1,584)	4,451
Intangible assets subject to amortization	19 years	$97,473	$(19,570)	$77,903

As of December 28, 2013, the balances of intangible assets, other than goodwill, were as follows:

	Weighted-Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Acquired customers	19 years	$91,765	$(13,124)	$78,641
Trademarks	10 years	3,325	(110)	3,215
Intangible assets subject to amortization	19 years	$95,090	$(13,234)	$81,856
Intangible asset amortization expense for 2014, 2013 and 2012 was $5,375, $5,027 and $5,764, respectively, and is included in general and administrative expenses in the consolidated and combined statements of earnings. At January 5, 2015, the annual amortization expense for intangible assets recorded as of January 3, 2015 is anticipated to be as follows for each of the next 5 fiscal years:

2015	$5,051
2016	5,551
2017	5,556
2018	5,500
2019	5,425
The reconciliation of the beginning and ending carrying amounts of goodwill are as follows:

Balance as of December 29, 2012	$81,214
Impairment of goodwill	(18,250)
Effects of foreign currency	31
Balance as of December 28, 2013	$62,995
Impairment of goodwill	(55,817)
Effects of foreign currency	(52)
Balance as of January 3, 2015	$7,126
Accumulated impairment losses as of December 28, 2013 were $18,250 compared to $74,067 as of January 3, 2015.
7. Employee Benefit Plan
The Company sponsors one defined benefit pension plan for the benefit of its employees at its German subsidiary, which is a legacy plan of the Codman surgical instruments business acquired during the year ended December 31, 2011. The plan is unfunded and provides defined benefits based on the final average salary of the employees as defined in the plan. The components of net periodic pension cost for 2014 is as follows:

	Fiscal Year Ended
	2014	2013	2012
Components of Net Periodic Pension Cost:
Service cost	$46	$50	$29
Interest cost	26	22	18
Amortization of net actuarial loss	9	16	—
Foreign currency exchange rate changes	—	—	—
Net periodic pension cost	$81	$88	$47
Weighted average assumptions used to determine net periodic pension cost:
Discount rate	3.60%	3.00%	4.60%
Salary increases	2.50%	2.50%	2.50%
The change in the projected benefit obligation and the funded status of the plan and a reconciliation of such funded status to the amounts reported in the consolidated and combined balance sheets as of January 3, 2015 and December 28, 2013 is as follows:

	Fiscal Year Ended
	2014	2013	2012
Change in projected benefit obligation
Benefit obligation, beginning of year	$813	$793	$459
Service cost	46	50	29
Interest cost	26	22	18
Actuarial (gain) loss	106	(117)	275
Foreign currency exchange rate changes	(91)	65	12
Acquisition	—	—	—
Benefit obligation, end of year	$900	$813	$793
Change in fair value of assets:
Fair value of plan assets, beginning of year	$—	$—	$—
Fair value of plan assets, end of year	$—	$—	$—
Funded status at end of year - under funded	$(900)	$(813)	$(793)

The following summarizes the Company's balance sheet related pension and other benefit plan accounts at January 3, 2015 as compared to accounts at December 28, 2013:

	Fiscal Year Ended
	2014	2013
Noncurrent benefit liability	$900	$813
Accumulated other comprehensive loss, net of tax	$238	$197
No contributions were made during 2014 to the plan, nor are any contributions expected to be made to the plan in 2015, since the plan is unfunded. The accumulated benefit obligation for the plan was $732 and $592 at January 3, 2015 and December 28, 2013, respectively.

The amounts recognized in accumulated other comprehensive income as of January 3, 2015 and December 28, 2013 was as follows:

	Fiscal Year Ended
	2014	2013	2012
Net actuarial (gain) loss	$106	$(117)	$275
Less: Tax (benefit) expense	(65)	53	(79)
Accumulated other comprehensive income impact	$41	$(64)	$196
Weighted average assumptions used to determine benefit obligation:
Discount rate	2.40%	3.60%	3.00%
Salary increases	2.50%	2.50%	2.50%
The net actuarial loss for the pension plan required to be amortized from accumulated other comprehensive income into net periodic pension cost in 2014 is expected to be $22.

There are no significant benefits under the plan which is expected to be paid from fiscal 2015 through fiscal 2019.

8. Fair Value of Financial Instruments
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

The Company has performed annual and interim impairment tests for goodwill. The fair value of the reporting unit is determined using the income approach. The income approach focuses on the income-producing capability of an asset, measuring the current value of the asset by calculating the present value of its future economic benefits such as cash earnings, cost savings, tax structure and product offerings. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation and risks associated with the reporting unit. These assets are classified within Level 3, in the event that the Company was required to measure and record such assets at fair value within its consolidated and combined financial statements, as discussed in the Note 6, Goodwill and Other Intangible Assets.

The Company periodically evaluates the carrying value of long-lived assets to be held and used, including definite-lived intangible assets and property plant and equipment, when events or circumstances warrant such a review. Fair value is determined primarily using anticipated cash flows assumed by a market participant, discounted at a rate commensurate with the risk involved and these assets would generally be classified within Level 3, in the event that the Company were required to measure and record such assets at fair value within its consolidated and combined financial statements.

Additionally, financial instruments also consist of accounts receivable and accounts payable. The fair value of net accounts receivables and payables was estimated by management to approximate fair value due to the relatively short period of time to maturity for these instruments.

9. Derivatives
The Company utilizes derivative instruments to minimize the volatility of cash flows and statement of operations impacts associated with the impact of fluctuations in foreign currency. The Company recognizes all derivative instruments as either assets or liabilities at fair value on the consolidated and combined balance sheets. Derivative asset and liability amounts with the same counterparty are netted against each other for financial reporting purposes. The Company utilizes third party valuations to assist in the determination of the fair value of these derivatives. The Company considered its derivative instrument valuations to be Level 2 fair value measurements.

In June and July 2012, the Company entered into forward swap contracts to mitigate the impact of fluctuations in foreign currency on the statement of operations. As of December 28, 2013, the Company had settled all of its outstanding forward swap contracts. These swap contracts were not designated as cash flow hedges and therefore the change in the fair value was immediately recorded in derivatives valuation (gain) loss in the consolidated and combined statements of operations.

10. Debt Arrangements
On December 5, 2014, the Company, Specialty Surgical Instrumentation, Inc. and Olsen Medical, LLC (collectively, the “Borrowers”) entered into a Credit Agreement (the “Credit Agreement”) with General Electric Capital Corporation, which provides for a revolving loan of up to $20,000, subject to a borrowing base limitation (the "Revolving Loan"). The Credit Agreement, which is senior and secured, had an aggregate of $3,876 outstanding as of January 3, 2015. Any amounts outstanding under the Revolving Loan are due and payable on December 5, 2019. Amounts outstanding under the Credit Agreement bear interest at LIBOR plus 3.25%, or the Base Rate (which will generally be based on the prime rate as published by the Wall Street Journal from time to time) plus 2.25%. Borrowings under the Revolving Loan are classified as current as of January 3, 2015 due to the existence of cash dominion by GECC combined with the Company’s intent to repay all borrowings during 2015.

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

The Credit Agreement includes customary covenants for facilities of this type, including limitations on indebtedness, liens, investments and acquisitions, loans and advances, mergers and consolidations, sales of assets, and dividends, stock repurchases and other restricted payments. In addition, the Credit Agreement requires that Borrowers maintain a minimum fixed charge coverage ratio of 1.25 to 1.00 tested at the close of each fiscal quarter beginning March 31, 2015, based on the preceding four fiscal quarters, and maintain at all times minimum liquidity (the sum of cash, cash equivalent and available borrowing capacity under the borrowing base) of $1,500, tested monthly.

The Company was in compliance with all covenants as of January 3, 2015.

11. Accumulated Other Comprehensive Income
 Accumulated other comprehensive income is comprised of gains (losses) resulting from currency translations of foreign entities and pension plan actuarial gains and losses, net of tax. Other comprehensive income consists of the following:

	Foreign Currency Translation	Pension Plan Actuarial Loss, net of tax	Other Comprehensive Income (loss)
Balance at December 29, 2012	$3	$(261)	$(258)
Other comprehensive income	33	64	97
Balance at December 28, 2013	36	(197)	(161)
Other comprehensive income	(305)	(41)	(346)
Balance at January 3, 2015	$(269)	$(238)	$(507)

12. Net Parent Investment
Net parent investment represents SMI's initial investment in the Company, subsequent allocations of expenses, and advances and receipts of cash resulting from the operations of the U.S. business with SMI. The balance reflects the U.S. based Company’s participation in SMI’s U.S. centralized cash management program under which all of the U.S. Company’s cash receipts are remitted to SMI and all cash disbursements are funded by SMI. Other transactions affecting net parent investment include general and administrative expenses incurred by SMI and allocated to the Company. Changes in amounts owed to or due from SMI are included in transfers to parent, net in the consolidated and combined statements of cash flows.

13. Related Party Transactions
Related party transactions of the Company include the purchase and sale of surgical instruments and cases between SMI's OEM Solutions Business and the Company, centralized cash and debt management in the U.S. and the allocation of certain general and administrative, selling and marketing and research and development expenses from SMI to the Company, prior to separation.

Sales of surgical instruments and cases from the Company to SMI's OEM Solutions business are recorded at intercompany transfer prices and totaled $678, $71 and $342 in fiscal year 2014, 2013 and 2012, respectively.

Purchases of surgical instruments and cases from SMI's OEM Solutions business by the Company are recorded at intercompany transfer prices and totaled $6,714, $5,381 and $9,929 in fiscal 2014, 2013 and 2012, respectively.

The U.S. based portion of the Company participated in SMI's U.S. centralized cash management program under which all of the U.S. Company’s cash receipts were remitted to SMI and all cash disbursements were funded by SMI. The cash receipts were not kept at specific accounts and instead commingled with cash from other SMI entities. As cash is disbursed and received by SMI, it has been accounted for through net parent investment.

During fiscal 2014, 2013 and 2012, SMI provided various general and administrative and selling and marketing services to the Company including legal assistance, marketing services, human resources, financial reporting and analysis, information technology and insurance management, as well as research and development services.

It is SMI's policy to charge these expenses first on the basis of direct usage when identifiable, with the remainder allocated among SMI’s subsidiaries on the basis of their respective revenue. These allocations totaled $5,996, $6,832 and $7,421 for fiscal year 2014, 2013 and 2012, respectively. These charges may not be indicative of the actual expense that would have been incurred had the Company operated as an independent, publicly-traded company for the periods presented.

14. Income Taxes
Income before income taxes consisted of:

	Fiscal Year Ended
	2014	2013	2012
Domestic	$(57,545)	$(19,016)	$14,644
Foreign	1,114	390	124
	$(56,431)	$(18,626)	$14,768

Significant components of the Company’s net deferred tax liabilities are as follows:

	January 3, 2015	December 28, 2013
Deferred tax asset
Compensation	$162	$164
Inventory	2,317	1,884
Loss carryforwards	2,203	165
Intangibles	19,139	1,466
Other	624	986
Total deferred tax asset	24,445	4,665
Deferred tax liability
Property, plant and equipment	(401)	(431)
Total deferred tax liabilities	(401)	(431)
Deferred tax assets, net	$24,044	$4,234

Significant components of the income tax provision are as follows:

	Fiscal Year Ended
	2014	2013	2012
Current:
Federal	$—	$(1,435)	$3,617
State	40	159	468
Foreign	148	50	120
	188	(1,226)	4,205
Deferred	(20,844)	(5,215)	1,442
	$(20,656)	$(6,441)	$5,647

The provision for income taxes differs from that computed at the Federal statutory rate of 35% in 2014, 2013 and 2012 as follows:

	Fiscal Year Ended
	2014	2013	2012
Tax at Federal statutory rate	$(19,747)	$(6,519)	$5,169
State income taxes	(1,618)	(552)	419
Foreign income taxes	(250)	103	(8)
Goodwill impairment	871	310	—
Other	88	217	67
	$(20,656)	$(6,441)	$5,647

At January 3, 2015, the Company had a Federal net operating loss carryforward of approximately $5,761 and various multistate income tax net operating loss carryforwards of approximately $5,800 which have been recorded as a deferred tax asset of approximately $2,203. No provision has been made for United States federal and state or foreign taxes that may result from future remittances of undistributed earnings of foreign subsidiaries because it is expected that such earnings will be reinvested in these foreign operations indefinitely.  At January 3, 2015, we had an aggregate of $1,119 of unremitted earnings of foreign subsidiaries that have been or are intended to be permanently reinvested for continued use in foreign operations.

As of January 3, 2015, the Company is subject to unexpired statutes of limitations for U.S. federal income taxes for the year 2010. The Company is also subject to unexpired statutes of limitations for various states, most significantly Tennessee, generally for the years 2010-2013.

The Company assesses, on a quarterly basis, the realizability of its deferred tax assets by evaluating all available evidence, both positive and negative, including: (1) the cumulative results of operations in recent years, (2) the nature of recent losses, (3) estimates of future taxable income and (4) the length of operating loss carryforward periods. After considering both the positive and negative evidence management determined that it was more-likely-than-not that it would realize the value of its deferred tax assets. As a result, the Company did not record a valuation allowance against its net deferred tax assets as of January 3, 2015. Realization of the deferred tax asset is dependent upon the Company achieving approximately $65,000 of income before income taxes prior to expiration.

15. Profit Sharing Plan
During fiscal 2014, 2013 and 2012, SMI maintained a profit sharing plan, which qualifies for favorable tax treatment under Section 401(k) of the Internal Revenue Code. Contributions by SMI were based upon both discretionary and matching nondiscretionary amounts. The matching amounts represent a 50% match of employees’ contributions, up to a maximum of $4 per participant per year. Expense recorded by the Company for the plans was $260, $265 and $288 for 2014, 2013 and 2012, respectively.

16. Stock-Based Compensation Plans
The Equity Incentive Plan.  The Equity Incentive Plan ("the Plan") is designed to enable us to attract, retain and motivate our directors, officers, employees and others who perform services for the Company and its subsidiaries, and to further align their interests with those of the Company’s stockholders, by providing for or increasing their ownership interests in our Company. The Plan provides for the issuance of stock options, stock appreciation rights (“SARs”), restricted stock, deferred stock, dividend equivalents, other stock-based awards and performance awards. Performance awards will be based on the achievement of one or more business or personal criteria or goals, as determined by the compensation committee and approved by the Board of Directors (and independent directors are applicable for awards made to executive officers and the Board of Directors). An aggregate of 1,250 shares of common stock are now reserved for issuance under the Plan, subject to certain adjustment reflecting changes in the Company capitalization. The Company provides newly issued shares to satisfy stock option exercises and issuance of SARs, restricted stock, deferred stock, dividend equivalents, other stock-based awards and performance awards.

Restricted stock is a grant of shares of common stock that may not be sold or disposed of, and that may be forfeited in the event of certain terminations of employment, prior to the end of a restricted period set by the compensation committee. A participant granted restricted stock generally has all of the rights of a shareholder, unless the compensation committee determines otherwise.

During 2014, the Company awarded 500 shares of performance based restricted stock to employees that vest three years from the date the performance targets are met. An additional 84 shares of performance based restricted stock were granted to various employees that vest in one year if the performance targets are met. Additionally, an aggregate of 27 shares of non-performance based restricted stock were granted to several employees during 2014 that have vesting schedules that vary by grant and range from one through three years. The Company also granted 115 shares of non-performance based restricted stock to directors, of which 28 shares vest on December 21, 2015 with the remainder vested on December 21, 2017. Awards that are subject to performance conditions are expensed based on the probability that these conditions will be achieved. The aggregate fair value of 2014 granted shares was $5,674.

Compensation expense related to restricted stock grants in 2014 was immaterial due to the awards only being outstanding for one day. The Company's policy is to recognize expense for awards subject to graded or cliff vesting using the straight-line attribution method. As of January 3, 2015, the Company had unearned compensation cost related to unvested restricted stock awards of $5,674 which will be expensed through 2017.

A summary of all restricted stock activity for the period indicated below is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 28, 2013	—	$—
Granted	726	$7.81
Outstanding at January 3, 2015	726	$7.81

17. Commitments and Contingencies
Operating Leases.  The Company has various operating leases, primarily for leased facilities. Total rental expense for these operating leases amounted to $551, $571 and $546 in 2014, 2013 and 2012, respectively. At January 3, 2015, future minimum payments for operating leases with initial terms of one year or more are as follows: $481 in 2015; $453 in 2016; $442 in 2017; $145 in 2018; $6 in 2019 and nil thereafter.

Unconditional Purchase Obligations.  The Company has a contract to purchase finished instruments through August 2019.  Based on contractual pricing at January 3, 2015, the minimum purchase obligation totals $2,165.  Purchases under the contract total approximately $221 for fiscal 2014.  These purchases are not in excess of our forecasted requirements.

Legal & Environmental Matters.  The Company is involved, from time to time, in various contractual, product liability, patent (or intellectual property) and other claims and disputes incidental to its business. Currently, there is no environmental or other litigation pending or, to the knowledge of the Company, threatened, that the Company expects to have a material adverse effect on its financial condition, results of operations or liquidity. While litigation is subject to uncertainties and the outcome of litigated matters is not predictable with assurance, the Company currently believes that the disposition of all pending or, to the knowledge of the Company, threatened claims and disputes, individually or in the aggregate, should not have a material adverse effect on the Company’s consolidated and combined financial condition, results of operations or liquidity.

Under the terms of the separation agreement between the Company and SMI, the Company agreed to indemnify SMI and its related entities from and against any and all liabilities relating to, arising out of or resulting from: any failure by the Company to pay, perform or otherwise promptly discharge any of the liabilities the Company agreed to assume with the Spin-Off; any of the Company's liabilities defined in the Merger Agreement; and any breach of any of the Merger Agreement, Separation Agreement or IP Cross-License Agreement. Liabilities that result from these obligations could result in significant, and in some cases uninsured, financial obligations. The Company does not believe this will have a significant impact on its financial position, results of operations or cash flows.

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

On September 29, 2014, a purported class action complaint challenging the company’s former parent’s merger and the Company’s spin-out as a stand-alone public company was filed by Resolution Partners, an alleged stockholder of SMI, and all others similarly situated, in the Kosciusko Circuit Court in the state of Indiana. The complaint named as defendants Symmetry Medical Inc. (“SMI”), the members of the board of directors of SMI, Genstar Capital LLC, Tecomet’s sponsor (‘‘Genstar’’), Tecomet, Holdings and TecoSym Inc. The complaint generally alleges, among other things, that the members of the SMI board of directors breached their fiduciary duties to Resolution Partners and SMI stockholders during merger negotiations and by entering into the Merger Agreement and approving the Merger, and that Genstar and Tecomet allegedly aided and abetted such alleged breaches of fiduciary duties. The complaint further alleges that the joint proxy statement/prospectus filed by Symmetry Surgical with the SEC on September 5, 2014, which contained the preliminary proxy statement of SMI, was misleading or omitted certain allegedly material information. The complaint sought, among other relief, injunctive relief enjoining consummation of the Merger, compensatory and/or rescissory damages in an unspecified amount and costs and fees. The parties settled the suit prior to the consummation of the transaction, for no additional consideration and a few additional disclosures filed in a Form 8-k, although left the issue of a claim for fees and costs for resolution at a later time, either through agreement or via a court hearing. The Company has agreed with SMI to share equally in any fee award, up to 50% of the remaining insurance deductible. The Company does not believe this will have a significant impact on its financial position, results of operations or cash flows.

18. Net Income Per Share
The following table sets forth the computation of earnings per share.

	Fiscal Year Ended
	2014	2013	2012
Net income (loss) for basic earnings per share:
Income available to common shares - Basic	$(35,775)	$(12,185)	$9,121
Basic weighted average common shares outstanding	9,587	9,587	9,587
Net income (loss) attributable to common shareholders	$(3.73)	$(1.27)	$0.95

Net income (loss) for diluted earnings per share:
Income available to common shares - Diluted	$(35,775)	$(12,185)	$9,121
Basic weighted average common shares outstanding	9,587	9,587	9,587
Effect of dilution	—	—	—
Diluted weighted average common shares outstanding	9,587	9,587	9,587
Net income (loss) attributable to common shareholders	$(3.73)	$(1.27)	$0.95

For periods prior to the separation, the numerator for both basic and diluted earnings per share was net income (loss) attributable to the Company. The denominator for basic and diluted earnings per share was calculated using the number of shares of Symmetry Surgical common shares outstanding on the distribution date.

19. Product and Geographic Information
The Company has one operating segment which is the lowest level for which discrete financial information is available and the operating results are regularly reviewed by management. The Company sells a broad range of reusable stainless steel and titanium surgical hand-held instruments and retractor systems, sterile disposable surgical products (vein strippers, SECTO dissectors, tonsil sponges and surgical marker pens), and sterilization containers. These products are typically used in the surgical specialties of spine, general/OB-GYN, microsurgery/neurosurgery, orthopedics, laparoscopy, cardiovascular, thoracic and general surgery in the hospital setting as well as surgery centers and in select physician offices. These products are viewed in two categories by management; Symmetry Surgical Branded Products and Alliance Partners Products. Symmetry Surgical Branded Products include all products sold under brand names managed by the Company whereas Alliance Partners Products are brands the Company distributes for others in defined markets.

Revenues are attributed to geographic locations based on the location to which the Company ships its products.

Revenues to External Customers:

	Fiscal Year Ended
	2014	2013	2012
United States	$71,578	$78,358	$91,147
International	10,204	10,589	15,858
Total revenues	$81,782	$88,947	$107,005

Revenues by Product:

	Fiscal Year Ended
	2014	2013	2012
Symmetry Surgical branded	$71,725	$73,693	$86,497
Alliance Partners	10,057	15,254	20,508
Total Revenue	$81,782	$88,947	$107,005

Long-Lived Assets:

	Fiscal Year Ended
	2014	2013	2012
United States	$2,739	$3,213	$4,755
International	29	75	89
Total long-lived assets	$2,768	$3,288	$4,844

20. Quarterly Results of Operations (Unaudited)
The Company’s fiscal year end is the 52 or 53 week period ending the Saturday closest to December 31. Fiscal year 2014 is a 53 week year ending January 3, 2015.  The Company’s interim quarters for 2014 are 13 weeks long, except for the fourth quarter which is 14 weeks. Fiscal 2013 was a 52 week year. The following quarterly results of operations refer to these financial periods (in thousands, except per share data):

	Fiscal Year Ended 2014
	First Quarter	Second Quarter (1)	Third Quarter	Fourth Quarter (1)	Fiscal Year
	(in thousands except per share data)
Total revenue	$20,562	$20,473	$20,453	$20,294	$81,782
Gross profit	8,476	9,842	9,017	8,349	35,684
Net income (loss)	(750)	(5,764)	275	(29,536)	(35,775)
Earnings per share:
Basic	$(0.08)	$(0.60)	$0.03	$(3.08)	$(3.73)
Diluted	$(0.08)	$(0.60)	$0.03	$(3.08)	$(3.73)

	Fiscal Year Ended 2013
	First Quarter	Second Quarter	Third Quarter (2)	Fourth Quarter (2)	Fiscal Year
	(in thousands except per share data)
Total revenue	$21,918	$22,459	$22,291	$22,279	$88,947
Gross profit	10,729	10,101	10,869	8,854	40,553
Net income (loss)	92	(313)	(12,304)	340	(12,185)
Earnings per share:
Basic	$0.01	$(0.03)	$(1.28)	$0.03	$(1.27)
Diluted	$0.01	$(0.03)	$(1.28)	$0.03	$(1.27)

(1) The second and fourth quarters of 2014 net income (loss) include pre-tax asset impairment charges of $10,500 and $45,317, respectively.
(2) The third and fourth quarters of 2013 net income (loss) include pre-tax asset impairment charges of $19,809 and $296, respectively.

The sum of the quarters may not equal the year to date amounts due to rounding.

For periods prior to the separation, the weighted-average basic and diluted shares outstanding were based on the number of shares of Symmetry Surgical common stock outstanding on the distribution date.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Symmetry Surgical Inc.:

We have audited the accompanying consolidated and combined balance sheets of Symmetry Surgical Inc. as of January 3, 2015 and December 28, 2013, and the related consolidated and combined statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended January 3, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated and combined financial position of Symmetry Surgical Inc. at January 3, 2015 and December 28, 2013, and the consolidated and combined results of its operations and its cash flows for each of the three years in the period ended January 3, 2015, in conformity with US generally accepted accounting principles.

/s/ Ernst & Young LLP
Indianapolis, Indiana
March 12, 2015

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of the Company's Chief Executive Officer and Senior Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

(b)   Changes in Internal Control over Financial Reporting

Changes in Internal Controls. There were no changes in the Company's “internal control over financial reporting" that occurred during the quarter ended January 3, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. In addition, this annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting due to the aforementioned transition period, and also due to the Company’s status as an emerging growth company.

Item 9B.    Other Information

None.

PART III

As noted above in Part I, we are an "emerging growth company" as that term is defined in the Jumpstart Our Business Startups Act of 2012 and, as such, we have elected to comply with certain reduced public company reporting requirements in this Form 10-K, and particularly as they pertain to certain disclosures in this Part III.

Item 10. Directors, Executive Officers and Corporate Governance
(Amounts in whole dollars or shares)

Investor Relations Department.   You may contact our Investor Relations Department in one of four ways:

•	Write to Symmetry Surgical Inc., at:
3034 Owen Dr.
Antioch, TN 37013
Attn: David C. Milne, Chief Administration Officer

•	E-mail to david.milne@symmetrysurgical.com; or

•	Telephone David Milne at (615) 760-1492

Director Communications.  Shareholders and other interested parties who wish to communicate with individual directors or the entire Board may do so by sending a communication, marked “Director Communications,” to our corporate offices, located at 3034 Owen Dr., Antioch, TN 37013. If addressed to an individual director and marked “confidential” the communication will be forwarded, unopened, to that director for review and appropriate action. Otherwise, all correspondence directed to a particular director will be opened and scanned to them.

GOVERNANCE OF THE COMPANY

Our business, property and affairs are managed by, or are under the direction of our Board, pursuant to Delaware’s Business Corporation Law and our Bylaws. Members of the Board are kept informed of our business and of business and industry developments through discussions with the Chief Executive Officer, other officers and employees, by reviewing materials provided to them by management or otherwise obtained, and through participation in meetings of the Board and its Committees.

We have three classes of directors, each of which is to be as equal as possible to the others in number. One class is to be elected at each Annual Meeting of the Shareholders. Currently, there are two Class I directorships, two Class II directorships and two Class III directorships.

The Company and Board members are members of the National Association of Corporate Directors (“NACD”). The Board authorizes, recommends and encourages each Board member and the Company’s Executive Officers to attend an educational course offered by the NACD or similar accredited educational organization at least every two years. Mr. Deuster has achieved an Advanced Professional Director certification from the corporate Directors Group and Mr. Sullivan satisfied the requirements for becoming a NACD Governance Fellow.
The Board has adopted a set of Corporate Governance Guidelines that address the role, function, composition and responsibilities of the Board and the various Committees of the Board. A copy of these Corporate Governance Guidelines is available on our Web site, at www.symmetrysurgical.com under the heading “Investor Relations” and the tab “Corporate Governance” thereunder, or by writing to David C. Milne at Symmetry Surgical Inc., 3034 Owen Dr. Antioch, TN 37013 and requesting a copy. As the operation of the Board and its Committees is a dynamic process, the Board regularly reviews changing legal and regulatory requirements, evolving best practices and other developments. We will keep these policies and our governance practices current, as may be required by relevant laws, regulations and any rule changes prescribed by the SEC and/or the NASDAQ Stock Exchange (“NASDAQ”).

The Company’s Board and Leadership Structure. The Board has chosen to separate the roles of Chairman and Chief Executive Officer. Craig B. Reynolds was elected to serve as Chairman at the December 4, 2014 meeting of SMI, the Company’s parent at that time, continuing the service he provided to the Company’s predecessor in this capacity beginning in 2009. Thomas J. Sullivan was appointed to the Chief Executive Officer position on December 4, 2014 as well, continuing the service he began at SMI on January 17, 2011. The decision to separate the positions of Chairman and CEO rests on the belief that it is the CEO’s responsibility to lead the Company and the Chairman’s responsibility to lead the Board. Mr. Reynolds and Mr. Sullivan have a strong historical working relationship at the predecessor company that has allowed each to focus on his respective responsibilities and complement each other’s work and we expect it to continue at Symmetry Surgical.

The Board currently has six members, five of whom are independent, with Mr. Sullivan being the only non-independent member. Many of our independent Board members are currently serving or have served as members of senior management of other public companies and as directors of other public companies. We have four Board committees comprised solely of independent directors, each with a different independent director serving as its chair. We believe that the number of independent, experienced directors that make up our Board, along with the independent leadership of the Board by the non-executive chairman, benefits our Company and our shareholders and is an appropriate structure for the Company. We understand that different Board and Company leadership structures may be appropriate in different circumstances, although we believe that our current leadership structure, with Mr. Sullivan serving as CEO and Mr. Reynolds serving as Chairman of the Board, is the optimal structure for our company at this time.

Code of Business Conduct and Ethics. Pursuant to Section 406 of the Sarbanes-Oxley Act of 2002, we have adopted a Code of Business Conduct and Ethics (the “Code”) that applies to our senior executive officers and to all employees and directors. It is available on our web site www.symmetrysurgical.com under the heading “Investor Relations” and the tab “Corporate Governance” thereunder, or by writing to David C. Milne at Symmetry Surgical Inc., 3034 Owen Dr. Antioch, TN 37013 and requesting a copy. We also intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding any amendments to or waivers of a provision of the Code by posting such information on our Web site, unless a Form 8-K is otherwise required by applicable SEC or NASDAQ rules.

MANAGEMENT OF RISK

Risk Management Functions. As a part of its oversight function, the Board monitors how management operates the Company, in part via its committee structure. When reviewing performance, granting authority to management, and reviewing and approving strategies, the Board considers, among other things, the risks facing the Company.

The Board has delegated specific responsibilities for risk assessment and management to each of the committees, based on their areas of attention and expertise. The Audit Committee assists the Board in this function in its consideration and evaluation of risks related to our overall financial reporting and disclosure process and legal compliance, as well as reviewing policies on accounting risk exposure. In the performance of this function it meets with the CEO, CFO, Chief Compliance Officer, and the independent auditing firm in executive sessions at least quarterly, and the Chief Compliance Officer reports on legal, regulatory other compliance issues at least that frequently. The Finance and Systems Committee oversees financial, capital and insurance risk and meets in executive session as necessary with the CEO, CFO, Chief Compliance Officer, and other members of management to evaluate and address risks related to these areas of oversight. The Compensation and Organizational Committee addresses succession planning and ensures that the Company maintains the ability to attract and retain highly skilled and motivated employees. The Governance and Nominating Committee addresses the risk presented by succession planning at the Board level, as well as ensuring that the Company’s attention and resources are properly focused on the core business.

The Company also maintains whistleblower hotlines, a Code of Business Conduct and Ethics, and a Harassment Hotline and performs quarterly engagement surveys in which any employee is free to make anonymous complaints or comments, all of which are designed to bring concerns about risk, compliance and other matters to the attention of the CEO, Chief Administrative Officer / General Counsel, Board and/or the appropriate Committee or person.

Our Compensation and Organizational Committee has reviewed the Company’s compensation practices for all employees, including, but not limited to, those for our Executive Officers, as well as the potential for such practices to create risks for the Company. The Committee has also established certain requirements for compensation programs that do not typically provide for the following: guaranteed bonuses that are not linked to performance; lucrative severance packages; supplemental pensions; high pay relative to peers; and significant equity awards with tremendous upside and no risk. The Committee has also reviewed the safeguards against risk related to the compensation structure in place, including compensation limits, vesting periods for equity grants and performance obligations and targets for cash and equity compensation. In addition, it periodically (and at least annually) reviews the appropriateness, rationale and continued viability of the compensation philosophy/policy that it utilizes; the link between compensation levels and performance; the use of equity grants on annual and aggregate levels to align the use of shareholder resources with return to shareholders; whether compensation programs encourage employees to take unnecessary and excessive risks; how compensation payouts are adjusted for risk and the cost of capital; how wealth accumulation, retirement and other benefits integrate with our direct compensation philosophy; whether compensation programs support leadership development and management succession plans; and the appropriateness of employment agreements, including severance and change-in-control arrangements. Based on the absence of these and other higher-risk pay practices and the safeguards described above, the Committee does not believe that our compensation program encourages excessive or inappropriate risk taking.

INFORMATION REGARDING OUR DIRECTORS

Set forth below are the name, age, position and a brief description of the business experience of each of our directors as of the filing of this Form 10-K. For information regarding our Executive Officers, other than Mr. Sullivan, whose information is also included below, please see Part I of this Form 10-K.

None of our directors remained affiliated with SMI following the Spin-Out, in a director, employment or other capacity. Our board is staggered, and the directors have retained the election cycle that was utilized at SMI.

Director	Age	Position
Craig B. Reynolds	66	Director, Chairman of the Board
James S. Burns	68	Director, Chairman of the Governance & Nominating Committee
Robert G. Deuster	64	Director, Chairman of the Compensation & Organizational Committee
John S. Krelle	63	Director, Chairman of the Finance & Systems Committee
Francis T. Nusspickel	74	Director, Chairman of the Audit Committee
Thomas J. Sullivan	51	Director, President and Chief Executive Officer

Class I Directors (Terms Expire in 2015)

JOHN S. KRELLE has served as a director of the Company since its inception in December, 2014, although he served in this capacity for SMI beginning on January 4, 2008. He is currently Chairman of the Finance and Systems Committee, a member of the Compensation and Organization committee and a member of the Governance and Nominating Committee. At SMI Mr. Krelle served on the Compensation and Organizational Committee (chairman from 2008-2012). Since 2005, Mr. Krelle has served as president, chief executive officer and a member of the board of directors of Fziomed Inc., a privately-held company specializing in the manufacture and commercialization of medical biomaterials. Prior to his tenure at Fziomed, Mr. Krelle worked in the medical device and pharmaceutical industries for almost thirty years in positions of increasing scope and complexity. Beginning in 1987 he served in various senior capacities for Zimmer Holdings, running major business units on three continents. Mr. Krelle was head of spine, trauma and business development at the time of Zimmer’s acquisition of Swiss company Centerpulse, which made Zimmer the largest pure play orthopedic company in the world. Prior to that, he spent five years managing businesses outside the U.S., including in Asia, Canada and Latin America. During this period, Mr. Krelle also served as a member of the board of Zimmer K.K. and played major roles in the spin-off of Zimmer from Bristol Myers Squibb and the subsequent Zimmer public offering on the NYSE in 2001. Mr. Krelle holds an Advanced Professional Director Certification from the American College of Corporate Directors, a public company director education and credentialing organization. He earned his B.A. in mechanical engineering at Swindon Technical College while working in the British automobile industry and an M.B.A. at Sussex University, U.K.

ROBERT G. DEUSTER has served as a director and as a member of both the Compensation and Organization and Governance (Chairman) and Nominating Committees since the Company’s Spin-Off from Symmetry Medical in December 2014. He served as a director of SMI beginning on June 22, 2009, where he also served on the Audit Committee and as Chairman of the Compensation and Organizational Committee since April 2012. He is currently Chief Executive Officer and serves as a member of the Board of Directors of Collectors Universe, Inc. (NASDAQ: CLCT). Prior to this position he served as chairman and chief executive officer of Newport Corporation (NASDAQ: NEWP), a global supplier of laser, optical and motion control products from May 1996 until his retirement in October of 2007. Mr. Deuster also served as president of Newport from May 1996 until July 2004, and in June 1997 became chairman of the board. From 1985 to 1996, Mr. Deuster served in various senior management positions at Applied Power, Inc. (now Actuant Corp NYSE: ATU), a global manufacturer of electrical and hydraulic products, serving as senior vice president of the Distributed Products Group from 1994 to 1996, president of the Barry Controls Division from 1989 to 1994, president of the APITECH Division from 1986 to 1989 and vice president of sales and marketing of the Enerpac Division from 1985 to 1986. From 1975 to 1985, he held engineering and marketing management positions at General Electric Company’s Medical Systems Division. Mr. Deuster currently serves on the boards of PICO Holdings (NASDAQ: PICO) and Ondax, Inc., a private optical components company. He is active in director education and corporate governance matters, having achieved his Advanced Professional Director certification. Mr. Deuster received a B.S. in Electrical Engineering from Marquette University in 1973.

Class II Directors (Terms Expire in 2016)

JAMES S. BURNS has served as a director and member of the Audit Committee, Governance and Nominating Committee and the Finance and Systems Committee since the Company became public in December 2014. He was elected to serve as a director of SMI at the 2006 Annual Meeting of Shareholders. From April 2006 through May 2008, Mr. Burns served as Chairman of the Finance and Systems Committee, and most recently served as the chairman of the Governance and Nominating Committee. Having served as Chief Executive Officer since 2009, Mr. Burns currently serves as Executive Chairman at AssureRx Health, Inc., a personalized medicine company focusing on neuropsychiatric disorders. He served as president and chief executive officer of EntreMed, Inc. from 2004 to 2008. From 2001-2003, Mr. Burns was a co-founder and served as president and as executive vice president of MedPointe, Inc., a specialty pharmaceutical company that developed, marketed and sold branded prescription pharmaceuticals. From 2000-2001, he served as a founder and managing director of MedPointe Capital Partners, a private equity firm that led a leveraged buyout of a NYSE company to form MedPointe Pharmaceuticals. From 1993 to 1999, Mr. Burns served as a founder, chairman, president and chief executive officer of Osiris

Therapeutics, Inc., a publicly held biotech company developing therapeutic stem cell products for the regeneration of damaged or diseased tissue. From 1986-1992, he was vice chairman of HealthCare Investment Corporation and a founding general partner of Healthcare Ventures L.P., a venture capital partnership specializing in forming companies built around new pharmaceutical and biotechnology products. From 1981-1986, Mr. Burns served as group president and as vice president of the Laboratory Products Group at Becton Dickinson and Company, a multinational medical device company. Previously, he was a vice president and partner at Booz & Company, Inc., an international consulting firm. Mr. Burns has also served as a director of the International BioResources Group and the American Type Culture Collection (ATCC) through the end of 2012, and is currently a Director of Vermillion, Inc. (NASDAQ: VRML). He has also earned a NACD Board Leadership Fellow certification. Mr. Burns earned his B.S. and M.S. degrees in biological sciences from the University of Illinois and an M.B.A. degree from DePaul University.

CRAIG B. REYNOLDS has served as a Director and Chairman of the Board since the Company’s Spin-Off from Symmetry Medical December 5, 2014. His initial service to the Company’s prior parent, SMI, began on January 4, 2008, and he most recently served as Chairman of the Board.  From May 23, 2008 through June 22, 2009, Mr. Reynolds served as the chairman of the Finance and Systems committee and a member of the Governance and Nominating Committee. Mr. Reynolds is currently Chief Executive Officer and a director of Cereve, Inc., a medical company engaged in resolving insomnia issues.  Prior to joining Cereve, Mr. Reynolds served as chief operating officer of Philips-Respironics Home Health Solutions, a subsidiary of Philips, from 2008 to 2010.  Prior to Philips-Respironics, Mr. Reynolds was the chief operating officer and a board member of Respironics, Inc. (NASDQ:RESP), a company that develops, manufactures and markets medical devices worldwide.  The product lines of Respironics, Inc. included sleep medicine therapeutics and diagnostic equipment, intensive care ventilation, patient monitoring and respiratory drug delivery systems.  Mr. Reynolds was with Respironics, Inc. since 1998.  From 1993 to 1998, Mr. Reynolds was with Healthdyne Technologies, Inc. (NASDAQ:HDTC), a medical device company, serving for five years as chief executive officer and director.  From 1981 through 1992 Mr. Reynolds was with Healthdyne, Inc. (NASDAQ:HDYN) in the positions of Executive VP (1981-1983), president of Healthdyne Cardiovascular Division (1984-1985) and president of Healthdyne Homecare Division (1986-1992).  Mr. Reynolds is currently a director of Masimo, Inc. (NASDAQ: MASI), a position to which he was elected in 2014. He earned his B.S. in industrial management from the Georgia Institute of Technology and his M.B.A. from Georgia State University.

Class III Directors (Terms Expire in 2017)

FRANCIS T. NUSSPICKEL has served as a director and Chairman of the Board’s Audit Committee since the Company’s Spin-Off from Symmetry Medical in December 2014. His service in those capacities for its former parent, SMI, began with its initial public offering in December 2004. He also served as a member of Symmetry Medical’s Governance and Nominating Committee from 2004 through 2006, at which time he resigned to accept positions on the Compensation and Organizational and Finance and Systems Committees, on which he continued to serve through its sale in December 2014. Mr. Nusspickel is a retired audit partner of Arthur Andersen LLP. He spent the majority of his 35 years of public accounting expertise in Arthur Andersen’s Transportation Industry Group and was the worldwide industry head for the Ocean Shipping Segment. Mr. Nusspickel is a certified public accountant and from 2004 to 2007 served as Chairman of the Professional Ethics Committee of the New York State Society of Certified Public Accountants. Mr. Nusspickel was a former member of the Council of the American Institute of Certified Public Accountants and a former president of the New York State Society of Certified Public Accountants. Mr. Nusspickel serves as a director for Tsakos Energy Navigation Limited. He received his B.B.A. from Manhattan College.

THOMAS J. SULLIVAN was appointed as the Company’s President, Chief Executive Officer, and Director with the Company’s Spin-Off from Symmetry Medical in December 2014 and served in those capacities for SMI beginning on January 17, 2011. From June of 2007 through January 2011, Mr. Sullivan was the President of the Supply Chain & Business Process Division of Johnson & Johnson Health Care Systems Inc. (“J&J”). He held numerous executive and functional leadership roles at J&J from 1990 when he joined as an Intern through January 2011. From 2005 to 2007, Mr. Sullivan was the President of DePuy Orthopaedics, Inc. From 2002 to 2005 he served as President of J&J Medical Products Canada. From 1999 to 2001, Mr. Sullivan served as General Manager for J&J Gateway LLC and Worldwide Vice President of e-Business. Prior to J&J, Mr. Sullivan served in management roles at Bell Atlantic / Verizon. Mr. Sullivan graduated as a Palmer Scholar from The Wharton School in 1991 where he earned an MBA in Strategic Management and Information Technology. He also holds a Bachelor of Science magna cum laude in Applied Mathematics and Computer Science from the University of Pittsburgh. He is a member of the National Association of Corporate Directors (“NACD”) and in 2013 earned his NACD Governance Fellow certification. Mr. Sullivan is also a Director of Span-America Medical Systems Inc. (NASDAQ: SPAN).

Our Directors’ Qualifications. In conjunction with its nomination of directors for election, the Board of Directors considered the skills, qualifications and attributes of all directors to determine their suitability for continued service on the Board. This year the Board considered information set forth below with regard to each of our directors and nominees and found that all possessed the skills, qualifications and attributes that warranted their continued service. Following is a summary of the skills, qualifications and attributes which, among others, led to the conclusion that each are qualified to serve.

Mr. Sullivan - Mr. Sullivan has substantial experience in executive management roles in the medical device and instruments industry gained during his service with the Company and prior thereto as President and Chief Executive Officer of SMI, in which capacity he gained a great deal of experience and understanding of the Company’s business, from the perspective of both suppliers and customers, as well as the Company’s operations. He also gained significant experience in the medical device industry at Johnson & Johnson, including several years as President of DePuy Orthopaedics, Inc., one of the largest medical device Orthopedic OEMs in the world. In that capacity, and in his role leading Johnson & Johnson’s Canadian medical device company, Mr. Sullivan developed a strong knowledge of the industry, the legal and regulatory requirements under which it operates, and the needs of the Company’s customers. His present role as CEO and President of the Company, and prior roles in senior positions with J&J and its subsidiaries, have provided him with a deep understanding of the industry, its suppliers and customers, its financial and operational challenges, research and development, corporate transactions, mergers and acquisitions and other issues related to the industry, all of which we believe makes him ideally situated to lead our Company and serve on the Board.

Mr. Burns - Mr. Burns has over 30 years of experience in industries related to health care products and devices, pharmaceuticals and diagnostics.  He has held a broad range of positions in the industry, including those in operations, research and development, regulatory, strategic planning, technology management, product commercialization, general management and finance.  Mr. Burns has also served on multiple private and public company boards and has extensive experience in venture financing and corporate transactions, including but not limited to mergers and acquisitions, leveraged buyouts and private equity financing.

Mr. Nusspickel - Mr. Nusspickel’s service on the Board, and in particular his chairmanship of the Audit Committee, is enhanced by his 35 years of experience in a large, international accounting firm as an Audit partner for public company clients. In the course of this work he gained extensive audit, accounting, fraud investigation and mergers and acquisitions experience. He has also served for four years on the Professional Ethics Committee of the New York State Society of CPAs, three years of which as its Chairman. He also serves as a member of the board for another public company.

Mr. Deuster - Mr. Deuster has extensive experience as a senior leader at other public companies, having served for eleven years as Chairman and CEO of Newport Corporation and currently serving as CEO of Collectors’ Universe. In those capacities, Mr. Deuster obtained valuable experience in strategic and tactical initiatives, investor relations, corporate mergers and acquisitions, financing and related issues, all of which are vital to the Company’s ongoing success. Mr. Deuster also has a strong background in corporate governance, including a Professional Director Certification from the Corporate Directors Group, which he enhances through regular participation in continuing education programs.

Mr. Krelle - Mr. Krelle’s extensive experience in the medical industry enhances his service on the Board. In addition to service on another board and present employment in the medical industry, Mr. Krelle has almost 30 years of experience in the medical device and pharmaceutical industries. His primary experience was with Zimmer Holdings, Inc., one of the largest medical device OEMs in the world. His tenure at Zimmer included service in foreign and domestic general management, business development, sales and marketing. He also has extensive experience in corporate transactions and finance, all of which are significant to the Company’s ongoing success.

Mr. Reynolds - Mr. Reynolds has strong experience in the medical device industry, which enhances his value to the Board and the Company. In addition to serving as the Chief Operating Officer of Respironics, Inc., a subsidiary of Philips, that develops, manufactures and markets medical devices worldwide, he has experience in the CEO role at Healthdyne Inc., a medical device company. In those capacities, as well as his service on another public company board, he gained significant experience in corporate finance, mergers and acquisitions, strategic planning and related matters, all of which enhance his value to the Company’s board.

Board Diversity. The Governance and Nominating Committee reviews and recommends to the Board nominees for Director positions. Pursuant to the Company’s Corporate Governance Guidelines, its assessment of new and incumbent candidates includes an element designed to encourage diversity on the Board. Specifically, its review includes a consideration of diversity, age, skills, expertise and experience.

COMMITTEES, DIRECTOR INDEPENDENCE AND MEETINGS

Committees, Director Independence and Meetings. Since becoming a stand-alone company on December 5, 2014, our Board has maintained four Committees: the Audit Committee, the Compensation and Organizational Committee, the

Governance and Nominating Committee and the Finance and Systems Committee. The Audit Committee is responsible for providing independent and objective oversight of our accounting functions and internal controls and monitoring the objectivity of our financial statements. The Compensation and Organizational Committee assists the Board in addressing matters relating to the fair and competitive compensation of our executive officers and non-employee directors, together with matters relating to retirement, welfare and other benefit plans. The Governance and Nominating Committee assists the Board by identifying individuals qualified to become members of the Board consistent with criteria established by the Board and developing corporate governance principles. The Finance and Systems Committee is responsible for reviewing finance, debt, and information systems matters.

The Audit Committee, Governance and Nominating Committee, Compensation and Organizational Committee and Finance and Systems Committee have each adopted charters that govern their respective authority, responsibilities and operation. Each Committee, along with the Board, has reviewed the provisions of the Sarbanes-Oxley Act of 2002 and the rules of the SEC and NASDAQ regarding corporate governance policies and processes and listing standards. In conformity with the requirements of such rules and listing standards, we have also adopted Corporate Governance Guidelines and a Code of Business Conduct and Ethics which applies to directors, officers (including our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and other Executive Officers) and all other employees. The Code of Business Conduct and Ethics, the Corporate Governance Guidelines, and the charters of the Audit Committee, Governance and Nominating Committee, Compensation and Organizational Committee, and Finance and Systems Committee are available on our Web site at www.symmetrysurgical.com under the “Investor Relations” heading and “Corporate Governance” tab. Shareholders may also request a copy of any of these documents by writing to David C. Milne at Symmetry Surgical Inc., 3034 Owen Dr. Antioch, TN 37013 and requesting a copy. Any waivers of, or changes to, our Code of Business Conduct and Ethics that apply to our executive officers, directors, or persons performing similar functions, will be promptly disclosed on a Form 8-K and posted on our Web site under the “Investor Relations” heading and the “Corporate Governance” tab thereunder, as required by applicable SEC and the NASDAQ rules and regulations.

Pursuant to our Corporate Governance Guidelines, our Board must meet independence standards established by the SEC and NASDAQ, as well as other applicable laws and regulations. Our Board, considering all relevant facts and circumstances, regularly makes an affirmative determination that all such independence standards have been and continue to be met by the directors and members of each of our Committees, including a determination that none of such directors has a material relationship with our Company (either directly or indirectly as a partner, shareholder or officer of an entity that has a material relationship with our Company). Similarly, the Board makes an affirmative determination of independence with respect to members of the Compensation and Systems Committee and Audit Committee, under the special criteria applicable to those committees.

Annually, each director is required to complete a questionnaire concerning his independence and any direct or indirect business, family, employment, transaction or other relationship or affiliation with the Company and the Board members did so prior to the Company’s establishment as a stand-alone company. In determining director independence, the Board considered and evaluated the directors’ answers to these questionnaires. Further, any new director nominees will complete a similar questionnaire prior to being considered for nomination to the Board.

As of the date of this Form 10-K, based upon the information submitted by each of our directors, and based upon recommendation from the Governance and Nominating Committee, the Board has made an affirmative determination that a majority of our current Board consists of “Independent Directors” as that term is defined by Rule 5605(a)(2) of the NASDAQ Equity Rules and Rule 10A-3(b)(1) under the Securities Exchange Act of 1934 (the “Exchange Act”), are “non-employee directors” (within the meaning of amended Rule 16b-3 under the Act) and are “outside directors” within the meaning of Section 162(m) of the Code and Treasury Regulations Sections 1.162- 27(e)(3). The Independent Directors include: James S. Burns, Robert G. Deuster, John S. Krelle, Francis T. Nusspickel and Craig B. Reynolds and for fiscal 2015, the Board has made an affirmative determination that all of these non-management directors meet the required independence criteria. Thomas J. Sullivan does not meet independence criteria due to his employment as President and Chief Executive Officer of the Company. Based on this determination, 83% of our Board is independent. All of our Committees consist solely of independent directors.

The Company’s Corporate Governance Guidelines provide that Directors are expected to attend all scheduled Board meetings and meetings of committees on which they serve either in person or telephonically, if necessary, subject to reasonable or unavoidable absences.

The Board has the authority, at its discretion, to appoint the chair and the members of each Committee. Generally such positions will be appointed annually by the Board.

The Audit Committee.   The Audit Committee is responsible for providing independent and objective oversight of our accounting functions and internal controls and monitoring the objectivity of our financial statements. The Committee assists in the Board’s oversight of: (1) the quality and integrity of the Company’s financial statements and the Company’s financial reporting processes and systems of internal control; (2) the qualifications, independence and performance of the Company’s independent public accounting firm and the performance of the Company’s internal audit function, (3) the Company’s compliance with legal and regulatory requirements involving financial, accounting and internal control matters, (4) investigations into complaints concerning financial or other compliance matters and (5) financial and non-financial risks that may have a significant impact on the Company’s financial statements. In performing these functions, the Committee has the responsibility to review and discuss the annual audited financial statements and quarterly financial statements and related reports with management and the independent auditors, including our disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to monitor the adequacy of financial disclosure in its other filings; to retain and terminate our independent auditors and exercise the Committee’s sole authority to review and approve all audit engagement fees and terms and approve in advance the nature, extent, and cost of all non-audit services provided by independent auditors; and to review annual reports from the independent auditors regarding their internal quality control procedures. The Committee is also responsible for preparing the audit committee report to be included in our proxy statement.

The Committee members are Francis T. Nusspickel, James S. Burns and Robert Deuster. Mr. Nusspickel serves as the Chairman of the Committee. Each member of the Committee is an “Independent Director” as that term is defined in Rule 5605 of the NASDAQ Equity Rules and Rule 10A-3(b)(1) under the Act. The Audit Committee members do not accept any consulting, advisory, or other compensatory fee from the Company other than for board service, and they are not an affiliated person of the Company. In addition, all members of the Committee are qualified as a “financial expert” under Item 407(d)(5)(ii) and (iii) of Regulation S-K, and are also qualified as a financially sophisticated audit committee member under Rule 5605(c)(2)(A) of the NASDAQ Equity Rules. The Audit Committee’s responsibilities and authority comply with Rule 10A-3(b)(2), (3), (4) and (5) under the Act, concerning responsibilities relating to: (i) registered public accounting firms, (ii) complaints relating to accounting, internal accounting controls or auditing matters, (iii) authority to engage advisers, and (iv) funding as determined by the audit committee.

The Audit Committee has established a “whistleblower hotline” for the anonymous submission by employees of the Company of concerns regarding questionable accounting or auditing matters.

Compensation and Organizational Committee.   The Compensation and Organizational Committee assists the Board in addressing matters relating to the fair and competitive compensation of our executive officers and non-employee directors, together with matters relating to retirement, welfare and other benefit plans as well as the organizational effectiveness and succession planning of the Company. The Committee’s principal responsibilities include: (1) reviewing and recommending to the Board: (i) the design of our Director and executive officer benefit plans, (ii) plans entitled to exemption under Rule 16b-3 of the Securities Exchange Act of 1934, (iii) material terms of all employment, severance and change of control agreements for our executive officers, (iv) compensation of our Board members and (v) incentive components of our CEO’s compensation and bonus awards; (2) reviewing and recommending to the Board the compensation of our executive officers; (3) providing oversight regarding our retirement, welfare and other benefit plans; (4) reviewing NASDAQ, key institutional shareholders, and other applicable compensation policies and guidelines and (5) preparing and discussing with management the Compensation Discussion and Analysis for inclusion in our proxy statement (or, where applicable, in other periodic filings).

The members of the Committee are Robert Deuster (Chairman), John Krelle, and Francis T. Nusspickel. Each of the current Committee member is an Independent Director as that term is defined under Rule 5605(a)(2) and the Board has affirmatively determined the independence of these members after considering all factors specifically relevant to determining whether each has a relationship to the Company which is material to that director's ability to be independent from management in connection with the duties of a compensation committee member.

Governance and Nominating Committee.   The Governance and Nominating Committee assists the Board by identifying individuals qualified to become members of the Board consistent with criteria set by the Board and developing corporate governance principles. The Committee’s responsibilities include: (1) evaluating and recommending candidates for election to our Board; (2) reviewing our corporate governance principles and providing recommendations to the Board regarding possible changes; (3) establishing procedures for and overseeing the evaluation of our Board, Committees and management and providing annual assessment reports to the Board; (4) reviewing the makeup of our Committees and making recommendations of director nominees for each Committee; (5) evaluating our CEO’s performance; (6) reviewing succession plans of our CEO and President; and (7) recommending candidates for CEO and other senior executive officers.

Annually, the Governance and Nominating Committee reviews the qualifications and backgrounds of the Directors, as well as the overall composition of the Board, and recommends to the full Board the individuals to be nominated for election at the Annual Meeting of Shareholders. Nominations to the Board may also be submitted to the Governance and Nominating Committee by our shareholders. The nominations put forth by shareholders will be given the same due consideration as nominations made by the Committee. The Chairman of the Governance and Nominating Committee, acting on behalf of the full Board, extends the formal invitation to become a member of the Board. The Committee also has the discretion, from time to time, to hire a professional search firm to identify potential candidates. If and when the Board determines the need for new or replacement Directors, it will seek candidates that are interested in serving and will devote time necessary to understand the importance of corporate governance. The Board will seek candidates possessing specific skills and experience that are desirable to supplement the skills and experience of those directors then serving on the Board, or whose skills and experience may provide additional expertise and resources relative to the industry in which the Company competes or any issues it is confronting.

The members of the Committee are James S. Burns (Chairman), Robert G. Deuster, and John S. Krelle. Each of the current Committee members is an “Independent Director” as that term is defined in Rule 5605 of the NASDAQ Equity Rules.

Finance and Systems Committee.  The Finance and Systems Committee assists the Board through oversight of finance, debt, and information systems matters. The Committee’s responsibilities include: (1) reviewing our financial and fiscal affairs; (2) making recommendations to the Board regarding annual budgets, capital expenditures, dividends, financing and fiscal policies; (3) reviewing the financial impacts of major transactions, including but not limited to, acquisitions, reorganizations and divestitures; (4) providing oversight for information technology security and risk including social media; and (5) reviewing systems, processes, organizational structure and people responsible for the finance and system functions.

The members of the Committee are John Krelle (Chairman), James S. Burns and Francis T. Nusspickel, each of whom is an “Independent Director” as that term is defined in Rule 5605 of the NASDAQ Equity Rules.

Executive Sessions. In accordance with our Bylaws and Corporate Governance Guidelines, as well as NASDAQ rules, the Chairman of the Board presides over all executive sessions of the Independent Directors. Craig B. Reynolds, an independent director, currently serves as Chairman of the Board and he presides over all executive sessions of the Board. There is an executive session at every meeting of the Board of Directors. Mr. Reynolds can be contacted by interested parties or shareholders by directing correspondence to him at 3034 Owen Dr. Antioch, TN 37013 marked “personal and confidential”. Such correspondence will be forwarded to him directly and will not be opened.

Item 11.    Executive Compensation
(Amounts in whole dollars or shares)

EXECUTIVE COMPENSATION
Part 1 - Employment Agreements.

We currently have employment agreements with our Named Executive Officers. They are perpetual, except as indicated in specific details regarding each are which are set forth below.

a.	Thomas J. Sullivan

On November 28, 2014 the Company entered into an Employment Agreement with Mr. Sullivan, a description of which was filed with the SEC on Form S-4/A on October 31, 2014. The Agreement provides for Mr. Sullivan to receive a salary of $500,000 per annum (subject to modification) and for participation in the Company’s 2014 Equity Incentive Plan for the first three years of his tenure, at a level under which he received a three-year value of restricted shares and cash equal to $2,029,163 and $1,566,472 respectively. He will also have the opportunity to participate in any bonus or equity plan implemented by the Company thereafter, which is anticipated to occur no earlier than 2018. Mr. Sullivan also receives employee benefits identical to those offered to our other employees, use of an automobile and operating expenses thereunder, retirement medical benefits for himself and his family under certain circumstances, and he would receive relocation assistance (including reimbursement for certain expenses) should he relocate to Nashville, Tennessee. The Employment Agreement requires Mr. Sullivan to provide the Company with certain confidentiality, non-competition, non-raiding, waivers of claims and other commitments that are applicable both during his employment and thereafter.

Please see “Potential Payments Upon a Termination or Change of Control” below for additional details regarding compensation that may be owed to Mr. Sullivan upon his separation from the Company under certain circumstances.

b.	David C. Milne

The Company entered into an Employment Agreement with Mr. Milne on November 28, 2014. The terms of the agreement provide that the Company will provide him with a salary of $239,500 per year (which amount was subsequently increased to $285,000 per year effective March 6, 2015). He is also entitled to participate in the Company’s 2014 Equity Incentive Plan for the first three years of his tenure, at a level under which he received a three-year value of restricted shares and cash equal to $571,172 and $440,933 respectively. He will also have the opportunity to participate in any bonus or equity plan implemented by the Company thereafter, which is anticipated to occur no earlier than 2018. He also receives normal employee benefits, as well as use of an automobile and relocation assistance should he move to Nashville, TN.

Please see “Potential Payments Upon a Termination or Change of Control” below for additional details regarding compensation that may be owed to Mr. Milne upon his separation from the Company under certain circumstances.

c.	Scott D. Kunkel

On November 28, 2014, we entered into an Employment Agreement with Mr. Kunkel. The terms of his agreement call for the payment of a salary of $200,000 per year (subsequently increased to $225,000 per year effective March 6, 2015) and an entitlement to the benefits provided to other Company employees. He is also entitled to participate in the Company’s 2014 Equity Incentive Plan for the first three years of his tenure, at a level under which he received a three-year value of restricted shares and cash equal to $300,617 and $232,070 respectively. He will also have the opportunity to participate in any bonus or equity plan implemented by the Company thereafter, which is anticipated to occur no earlier than 2018.

Please see “Potential Payments Upon a Termination or Change of Control” below for additional details regarding compensation that may be owed to Mr. Kunkel upon his separation from the Company under certain circumstances.

The 2014 SSRG Equity Incentive Plan. Each of the Executive Officers participates in the 2014 Equity Incentive Plan (the “Plan”). The Plan is intended to incent and retain the Company’s Executive Officers by placing a significant amount of their compensation at risk based entirely on the Company’s achievement of certain performance criteria. Each of the participants in the Plan received an opportunity to earn the equivalent of three years’ worth of the equity and cash bonus opportunities they had at SMI, with total value being weighted at approximately 57% restricted stock and 43% cash (the “Awards”). The Awards may be earned in three tranches equal in value on date of grant (although the first tranche consists of only restricted stock, the second consists of both restricted stock and cash, and the third consists of entirely cash). Each tranche may be earned by the achievement of pre-established revenue and EBITDA levels; once earned, the tranche begins a three-year vesting period. Information regarding how Awards are handled at separation of employment are discussed under the heading “Payments Following Termination of Employment” below.

Part 2 - Named Executive Officer Summary Compensation Table, Equity, Bonus and Share Holdings

Summary Compensation Table. The table below summarizes: (1) the total compensation paid to or earned by each of our Named Executive Officers for the fiscal year ended December 28, 2013, which was paid by SMI; (2) the total compensation paid to or earned by each Named Executive Officer for the year ended January 3, 2015, which was paid by Symmetry Medical through the Distribution date and by us following the Distribution date and (3) the total compensation paid to or earned by each Named Executive Officer for the last 29 days of fiscal year 2014 following the Distribution date, which was paid solely by us.

Name	Year	Salary(1) ($)	Bonus ($)	Stock Awards ($)(2)	Option Award ($)	Non-Equity Incentive Plan Compensation(3) ($)	All Other Compensation(4) ($)	Total ($)
Thomas J. Sullivan, President & CEO	2014 - SSRG	$44,231	—	$2,029,163	—	$1,566,472	$799	$3,640,665
	2014 - SMI	$533,653	—	$860,100	—	$574,058	$2,016,615	$3,984,426
	2013 - SMI	$525,000	—	$614,995	—	$175,000	$18,649	$1,333,644
David C. Milne, Chief Administrative Officer, SVP, General Counsel, Corporate Secretary and Chief Compliance Officer	2014 - SSRG	$23,019	—	$571,172	—	$440,933	$642	$1,035,766
	2014 - SMI	$257,692	—	$199,500	—	$138,235	$435,866	$1,031,293
	2013 - SMI	$260,385	—	$175,000	—	$44,167	$15,921	$495,473
Scott D. Kunkel, SVP and Chief Financial Officer	2014 - SSRG	$16,071	—	$300,617	—	$232,070	$—	$548,758

(1)	The salary amounts relate to cash only wages received on a regular basis.

(2)
The 2014 SMI amounts are valued at the price on the date of grant, February 12, 2014. The SSRG 2014 amounts are valued at the closing price on the date granted via Board action, December 30, 2014, which was $7.81. The 2014 SSRG grants are also intended to cover three years of equity grants and it is not anticipated that there will be further grants in 2016 or 2017. The fiscal 2014 SSRG grants are unearned and unvested and subject to modification as described in the discussion of the 2014 SSRG Equity Incentive Program. The 2014 SMI Equity Incentive Program provided for restricted shares of Company stock to be earned, in whole or in part, based on the extent to which the equally weighted criteria set forth below (the “Performance Criteria”) are met during 2014:

a.
50% of the Restricted Shares can be earned based on the Company’s (and participants’) performance of the following strategic objectives (with the amount earned ranging from zero to 200% of the target in aggregate based on the Board of Directors’ evaluation of performance):

i.	Elevate Quality to Customer;

ii.	Drive optimization in global sales force and strategic account management;

iii.	Develop plans to transform the company’s cost structure;

iv.	Implement new capabilities at Symmetry Surgical to reach underserved markets and empower sales & customers.

b.
50% of the Restricted Shares may be earned based on the extent to which the Company’s Non-GAAP EPS Growth % exceeds Peer Group median on 1, 2, & 3 year periods (1/3 for each time frame); (75% floor to 125% ceiling from zero to 200% of target). The measurements hereunder are made for each of the preceding three (3) years and each of the years contributes an equal amount to the calculation of the total shares earned for this criteria.

The Performance Criteria was achieved at 133% of target.

(3)
Non-equity incentive plan thresholds were partially met in 2013 and met in full in 2014 for 2014 SMI grants. The figures shown for fiscal 2014-SSRG reflect the target amount that may be earned under the 2014 Equity Incentive Plan in cash. See the section entitled “2014 Equity Incentive Plan” for further details regarding the terms under which these awards may be earned. These cash grants are intended to cover three years of normal cash bonus awards and it is not anticipated that there will be further awards or cash bonus programs in 2016 or 2016. These awards are neither earned nor vested and subject to modification pursuant to the Plan.

(4)	The other compensation amounts include the following items and amounts:

-
Company Car - For total compensation purposes, for the following Named Executive Officers, the cost of personal use of a Company car has been valued at the cost of the annual lease, maintenance and fuel, estimated for the four weeks of use at SSRG in 2014 at $799 for Thomas J. Sullivan; and $642 for David C. Milne. The SMI 2014 amounts were $11,815 for Mr. Sullivan and $3,566 for Mr. Milne.

-
401k Match - In the U.S., we provide a discretionary match of the each employee’s contribution to their respective 401k retirement account up to a maximum of $4,200. The 2013 and 2014 SMI amounts reflect a contribution of $4,200 for each of Thomas J. Sullivan and David C. Milne; no contributions were made in 2014 by SSRG.

-	The 2014 and 2013 SMI amounts include a payment of $600 per year toward the Health Savings Plan established by Messrs. Sullivan and Milne.

-
The 2014 SMI amounts include severance payments to Mr. Sullivan in an amount of $2 million ($1,310,415 of which was paid in SMI stock and the remainder in cash) and Mr. Milne in an amount of $427,500 (all of which was paid in SMI stock).

Outstanding Equity Awards at Fiscal Year-End. The following table sets forth certain information with respect to unexercised options, stock that has not vested, and equity incentive plan awards for our Chief Executive Officer and two other most highly compensated executive officers.

	Option Awards (1)					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(2)	Market Value of Shares or Units of Stock That Have Not Vested(3)	Equity Incentive Plan Awards; Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards; Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Thomas J. Sullivan	—	—	—	—	—	259,816	$2,029,163	—	—
David C. Milne	—	—	—	—	—	73,133	$571,172	—	—
Scott D. Kunkel	—	—	—	—	—	38,491	$300,617	—	—

(1)	The Company has no options outstanding.

(2)
Shares represent the unvested restricted stock granted in fiscal 2014, which will be earned, if at all, when the Company achieves any or all of three targets for revenue and operating income. Any shares that are earned will vest three years after the date they are earned.

(3)	Amount represents the restricted stock shares valued at $7.81, the closing price on the day preceding January 3, 2015, the last day of our 2014 fiscal year, which fell on a weekend.

Share Ownership Requirements. We believe that the interests of the Directors and Executive Officers should be aligned with those of our shareholders. In furtherance of this goal, the Board has established share ownership guidelines in the Corporate Governance Guidelines under which each current or future Director and Named Executive Officer shall own an appropriate amount of shares in the Company. Pursuant to this policy, each current Director must, within four years of December 4, 2014, hold personally or jointly with his/her spouse a minimum of either 30,000 fully vested shares or three times their annual base cash retainer in value of Company stock. Those Directors appointed or elected after December 14, 2014 must satisfy this criterion within four years of their appointment or election. Each current Executive Officer must, within four years of December 4, 2014, hold personally or jointly with his/her spouse either 20,000 fully vested shares or the following multiple of his/her salary in value of Company stock: CEO and CFO - 3 times, SVP - 2 times. Executive Officers appointed after December 4, 2014 must satisfy either of these requirements within four years of their appointment.

For the purposes of determining compliance with this policy, the Company’s stock is valued based on a rolling average of its closing price over the six months preceding any review. Should a fluctuation in share price result in ownership falling below the required level, the individual must take actions to comply with the policy. Messrs. Sullivan and Milne satisfy these obligations currently and it is anticipated that the other Executive Officers and Directors will do so prior to the required date.

Part 3 - Payments Following Termination of Employment

Pension Benefits. Our Named Executive Officers do not receive any pension benefits.

Nonqualified Deferred Compensation. We do not provide our Named Executive Officers with any defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified under applicable IRS regulations.

Potential Payments upon Termination or Change of Control.  As discussed above, we have existing employment agreements with Thomas J. Sullivan, David C. Milne, and Scott D. Kunkel. These agreements include termination provisions that provide for potential future compensation depending on the circumstances of their departure from the Company. According to the terms of the employment agreements, we are required to compensate them for a certain period following their termination if specific criteria are met, as noted below:

•
Thomas J. Sullivan - In conjunction with Mr. Sullivan’s Employment Agreement, we also entered into an Executive Benefit Agreement with Mr. Sullivan (the "Agreement"). Under the Agreement Mr. Sullivan would be entitled to certain benefits following a termination of employment under certain circumstances. Following a termination for any reason, Mr. Sullivan would receive his earned but unpaid salary through the date of termination and any earned but unpaid incentive bonus for any previous completed year. In the event Mr. Sullivan's employment is terminated by the

Company for any reason except for Cause or Mr. Sullivan's Disability (as defined in the Agreement) or is terminated by Mr. Sullivan for Good Reason (as defined in the Agreement), Mr. Sullivan would be entitled to receive severance benefits equal to the greatest of: i) 2.99 times the average of his annual cash compensation over the prior four calendar years (or such shorter period should he not have been employed by Company for such four calendar year period at the time of a qualifying termination and service for a predecessor employer if so allowed under applicable laws and regulations) and, as a fifth component of the average, his then current annual target cash compensation (calculated using a target bonus level at 100% of salary or such higher percentage as is subsequently implemented), or ii) 2.99 times his then current annual target cash compensation (calculated using a target bonus level at 100% of salary or such higher percentage as is subsequently implemented). These amounts would be paid over the twelve (12) months following the qualifying termination. Further, he would receive COBRA coverage assistance (or payment for the cost of COBRA should it have expired or should he prefer an individual policy) for twelve (12) months after separation, or until he obtained subsequent coverage from another employer, capped at the 280G limit. If a separation were to have occurred on the last day of fiscal 2014 the payment would have been equal to $2,990,000 plus the value of the COBRA payments.

If a Qualifying Termination occurs within six months prior to or twenty-four months following a Change in Control, Mr. Sullivan's severance benefits would consist of an amount equal to 2.99 times the average of his prior five calendar years W-2 compensation (or such shorter period should he not have been employed for such five calendar year period at the time of a Qualifying Termination, and including service for predecessor employers if such service may be counted pursuant to applicable laws and regulations) in a lump sum, with all payments deemed to be “parachute payments” capped at the Code Section 280G limit applicable at the time of the Qualifying Termination. Further, he would receive COBRA coverage assistance (or payment for the cost of COBRA should it have expired or should he prefer an individual policy) for twenty-four months after separation or until he obtains coverage from a subsequent employer.

As a condition to his receipt of any severance benefits, Mr. Sullivan would be required to execute a release agreement releasing and waiving any and all claims he may have against the Company. In the Agreement, Mr. Sullivan covenants not to: a) compete with the Company and not to raid employees or solicit customers or employees of the Company for a period of twelve months after his termination; b) maintain the confidentiality of the Company's proprietary information; and c) provide to the Company ownership of any developments made or conceived by Mr. Sullivan during his employment.

•
David C. Milne - In conjunction with his Employment Agreement the Company also entered into an Executive Benefit Agreement with Mr. Milne that provides certain severance benefits in the event of his separation from the Company if his separation results from his decision to terminate his employment with “Good Reason” or the Company’s decision to terminate his employment without “Cause” as those terms are defined in the agreement. The benefits are conditioned upon Mr. Milne’s execution of a Release Agreement, and consist of the payment of 150% of his then-current salary amount, a pro rata amount of any incentive bonus program then in effect, each paid over a twelve month period, and COBRA assistance for up to eighteen months (or payment of the cost of COBRA should it expire or be unavailable). If a qualifying termination occurs within six months prior to or twenty-four months following a Change in Control then the COBRA assistance is for a period of twenty-four months (or payment for the cost of COBRA otherwise paid by the Company should COBRA expire prior to that time) and the severance amount is equal to 200% of his then-current salary. If that separation occurred as of January 3, 2015, the amount of severance payment he would receive would have been equal to $570,000, in cash, paid in a lump sum. All payments deemed to be “parachute payments” capped at the Code Section 280G limit applicable at the time of the Qualifying Termination.

•
Scott D. Kunkel - In conjunction with his Employment Agreement, the Company also entered into an Executive Benefit Agreement with Mr. Kunkel under which he would receive certain severance benefits in the event of his separation from the Company if his separation results from his decision to terminate his employment with “Good Reason” or the Company’s decision to terminate his employment without “Cause” as those terms are defined in the agreement. The benefits are conditioned upon Mr. Kunkel’s execution of a Release Agreement, and consist of the payment of 100% of his then-current salary amount, a pro rata amount of any incentive bonus program then in effect, each paid over a twelve month period, and COBRA assistance for up to twelve months (or payment of the cost of COBRA should it expire or be unavailable). If a qualifying termination occurs within six months prior to or twenty-four months following a Change in Control then the COBRA assistance is for a period of eighteen months (or payment for the cost of COBRA otherwise paid by the Company should COBRA expire prior to that time) and the severance amount is equal to 150% of his then-current salary. If that separation occurred on the date of this filing, the amount of severance payment he would receive would equal $337,500, in cash, paid in a lump sum. All payments hereunder deemed to be “parachute payments” capped at the Code Section 280G limit applicable at the time of the Qualifying

Termination.

For the purposes of the employment agreements with Messrs. Sullivan, Milne and Kunkel, the following definitions are applicable:

•
Termination for "Cause" means the occurrence of one or more of the following events: a) Conviction of a felony or of any crime involving moral turpitude; b) Engaging in any fraudulent or dishonest conduct in his dealings with, or on behalf of, the Company; c) the individual’s gross or habitual negligence in the performance of employment duties for the Company; d) the individual’s material violation of the Company's business ethics or conflict-of-interest policies, as such policies currently exist or as they may be amended or implemented during the individual’s employment with the Company; or e) the individual’s misuse of alcohol or illegal drugs which interferes with the performance of Executive's employment duties for the Company or which compromises the reputation or goodwill of the Company.

•
A “Disability” means the inability by reason of illness or other physical or mental condition to perform the duties required by his employment for any consecutive one hundred and twenty day (120) day period;

•
A “Qualifying Termination" means resignation for Good Reason or termination by the Company for any reason except the following: a) termination by reason of the individual’s Disability or b) termination for Cause.

•
A "Change in Control" of the Company means: i. the acquisition by any individual, entity or group (a "Person") of beneficial ownership of fifty percent (50%) or more of the combined voting power of the then outstanding voting securities of the Company; ii. the replacement of a majority of members of the Board of Directors during any 12-month period by members whose appointment or election is not endorsed by a majority of the members of the Board of Directors prior to the date of the appointment or election; iii. A reorganization, merger or consolidation (a "Combination"), in each case, unless, following such Combination: a. more than fifty percent (50%) of the then combined voting power of the securities of the corporation resulting from such Combination is beneficially owned by all or substantially all of the individuals and/or entities who were the beneficial owners of the outstanding Company common stock immediately prior to such Combination in substantially the same proportions as their ownership of voting power immediately prior to such Combination, and b. at least a majority of the members of the board of directors of the corporation resulting from such Combination were members of the Company's Board at the time of the execution of the initial agreement providing for such Combination; iv. A complete liquidation or dissolution of the Company; or v. The sale or other disposition of all or substantially all of the assets of the Company. An event does not constitute a Change in Control if it does not constitute a change in the ownership or effective control, or in the ownership of a substantial portion of the assets of, the Company within the meaning of Section 409A(a)(2)(A)(v) of the Code and its interpretive regulations.

We also include a change of control provision within our restricted stock agreements. It provides that for the treatment of restricted stock and cash award upon a Change in Control and provides that in the event the entire award will become fully vested with respect to both performance and time-based vesting purposes. We also include a provision in our restricted stock agreements addressing the treatment of restricted stock upon separation. In the event of a "qualifying termination" (as defined in the Executive Benefit Agreement), the executive officer participant in the Plan will be entitled to accelerated vesting with respect to the Restricted Stock Grant (including any Cash Award), as follows:

•
any portion of the Restricted Stock or Cash Award that has not been earned via satisfying applicable performance metrics shall be earned and vested at the “qualifying termination" based on a run rate of actual performance through the date of such termination (as compared to the performance target) and further subject to the pro rata time the executive has worked for the company following the grant during the three year term of the program; for example if termination occurs in the second year and performance equals 90% of the first criteria, 50% of the second and 15% of the third, then corresponding amounts of each tranche will be earned and vested further based on the pro rata time the executive worked for the company following the grant during the three year term of the program; and

•	Any Restricted Stock Award or Cash Award that has been earned and is in its vesting period will become fully vested.

The following table sets forth payments that would occur upon the event of termination prior to or following a Change in Control and under certain other circumstances on the last day of our 2014 fiscal year, January 3, 2015.

	Termination without “cause” or Resignation for “good reason”	Change in Control (3)	Death or Disability
Thomas J. Sullivan
Restricted Stock (1)	$38,430	$—	$-(6)
Restricted Cash Bonus (2)	$23,069	$—	$—
Severance Payment (4)	$2,990,000	$7,016,432	$—
Life Insurance (5)	$—	$—	$1,100,000
David C. Milne
Restricted Stock (1)	$10,817	$571,172	$-(6)
Restricted Cash Bonus (2)	$6,494	$342,000	0
Severance Payment (4)	$427,500	$570,000	0
Life Insurance (5)	0	0	$500,000
Scott D. Kunkel
Restricted Stock (1)	$5,693	$300,617	$-(6)
Restricted Cash Bonus(2)	$3,418	$180,000	0
Severance Payment (4)	$225,000	$337,500	0
Life Insurance (5)	0	0	$450,000

(1)
Reflects the closing price of $7.81 for our stock on the last trading day preceding the last day of our last fiscal year, January 3, 2015, multiplied by the number of shares of restricted stock that would vest as a result of the Named Executive Officer’s termination of employment (which is a pro rata amount of the total shares granted and unvested, based on a three year period).

(2)
This amount is the amount of the restricted cash bonus that is a part of the 2014 Equity Incentive Plan that would be paid at a separation on January 3, 2015 (which is a pro rata amount of the total dollars granted and unvested, based on a three year period).

(3)
This assumes that the individual is terminated in conjunction with a Change in Control. This amount would also include the pro-rata payment of their target bonus for the year in which termination occurred, based on the number of days in that year they had been employed.

(4)	Severance would also include payments for COBRA continuation coverage, if any, elected by the terminated individual.

(5)	The Company provides life insurance equal to two times the person’s salary for all employees, up to a maximum of $500,000.

(6)	Any shares that have been earned but unvested would vest upon death; at this point no shares have been earned pursuant to the 2014 Equity Incentive Plan.

Other Awards. Other than as described herein there were no other payments in Symmetry Surgical or Symmetry Medical’s fiscal 2014 to any Named Executive Officer.

Equity Compensation Plan Information

The following table sets forth, as of March 6, 2015, certain information related to our outstanding equity:

Equity Compensation Plan Information as of March 6, 2015

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity incentive plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	523,469
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	523,469

Part 4 - Director Compensation

Summary of Director Compensation. The following table sets forth certain information with respect to the compensation that SMI paid to our directors for services rendered in fiscal 2014 as well as the equity grants made to directors by SSRG in fiscal 2014. The Company does not provide additional compensation to employees who also serve on the Board, so Mr. Sullivan received no additional compensation for his service during his time as a director in fiscal 2014, and will not receive additional compensation for service as a director going forward, and is therefore not shown in this table. His compensation as an employee is shown under the Summary Compensation Table.

Name		Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Craig B. Reynolds	2014 SMI	$73,333	$140,000	—	—	—	—	$213,333
	2014 SSRG	$6,667	$201,596	—	—	—	—	$208,263
James S. Burns	2014 SMI	$43,542	$140,000	—	—	—	—	$183,542
	2014 SSRG	$3,958	$175,432					$179,390
Robert G. Deuster	2014 SMI	$43,542	$140,000	—	—	—	—	$183,542
	2014 SSRG	$3,958	$175,432					$179,390
John S. Krelle	2014 SMI	$36,667	$140,000	—	—	—	—	$176,667
	2014 SSRG	$3,333	$169,087					$172,420
Francis T. Nusspickel	2014 SMI	$50,417	$140,000	—	—	—	—	$190,417
	2014 SSRG	$4,583	$181,094					$185,677

(1)
This represents the aggregate grant date fair value of restricted stock awarded during the fiscal year on the date of grant computed in accordance with FASB ASC Topic 718. The 2014 SSRG grants were valued at $7.81, the closing price on the date of grant, December 30, 2014. Additional information regarding the calculation of these values is included in Note 16 to our consolidated and combined financial statements. The SSRG shares received represent both annual retainer payments and longer-term equity grants. Each director received a value of $136,675 in shares that vests December 21, 2017; the remainder of each of their grants represents value for 2015 service and vests December 21, 2015. the 2014 SMI grant terms called for the ratable vesting over a three-year period on each subsequent December 21st. These shares were to vest in three equal installments on each December 21 following the grant, however all were canceled and paid in cash and SSRG shares upon the Spin-Out.

Summary of Director Compensation at Symmetry Surgical and Decisions Regarding It.  After a detailed analysis of Peer Group and other information, the Committee and Board have established a compensation structure for the Directors that targets the median of total compensation for the Company’s Peer Group. The Board believes that paying at the median of the Peer Group will enable it to attract and retain the skilled and experienced Directors, whose skill and experience will enhance the Company’s performance and provide value for shareholders. The Board and Committee also believe that paying the majority of Directors’ compensation in the form of restricted shares of Company stock ensures the Directors’ interests are aligned with those of our shareholders. To that end, Directors will receive all of their compensation in restricted stock in 2015, with it being anticipated that in future years approximately 80% of their compensation will be in the form of restricted stock and the remaining 20% in cash.

The following fiscal 2014 amounts were pro rata split between SMI and SSRG after the Spin-Out. In fiscal 2014 at SMI, all independent directors received a cash retainer of $30,000. The Chairman of the Board and the Chairman of the Audit Committee received additional cash compensation of $50,000 and $20,000, respectively. The Chairman of the Compensation & Organization Committee and Nominating & Governance Committee received $10,000 in additional cash compensation and the Chairman of the Finance & Systems Committee received an additional payment of $5,000. Members of the Audit Committee each received an additional $5,000 in cash compensation while the members of the three remaining committees each received an additional $2,500 in cash compensation for each committee on which they serve. All directors were reimbursed for their out-of-pocket expenses incurred in connection with their services on the Board.

The Independent Directors also received a grant of SMI restricted stock valued at $140,000. These shares were to vest in three equal installments on each December 21 following the grant, however all were canceled and paid in cash and SSRG shares upon the Spin-Out.

As a result of our size and status as a new stand-alone company, the Board of Directors of Symmetry Surgical has determined that Director compensation should be reduced from the levels that were paid by SMI. Specifically, at Symmetry Surgical all independent directors will receive a cash retainer of $25,000. The Chairman of the Board and the Chairman of the Audit Committee receive additional cash compensation of $41,500 and $16,500, respectively. The Chairman of the Compensation & Organization Committee and Nominating & Governance Committee receive $8,500 additional cash compensation and the Chairman of the Finance & Systems Committee receive an additional payment of $4,200. Members of the Audit Committee each receive an additional $4,200 in cash compensation, while the members of the three remaining committees each receive an additional $2,000 in cash compensation for each committee on which they serve. For fiscal 2015, all of the foregoing payments will be paid in Symmetry Surgical restricted stock, which will vest December 21, 2015. All independent Directors also received a grant of restricted stock valued at $140,000, determined at an imputed share price of $8/share on the date of grant. These shares vest December 21, 2017. All directors will also be reimbursed for their out-of-pocket expenses incurred in connection with their services on the Board.

Compensation Committee Interlocks and Insider Participation. The members of the Compensation and Organizational Committee are Robert Deuster, Chairman, John S. Krelle and Francis T. Nusspickel. The Board has determined that each of the Committee members are independent directors as defined in Rule 5605(a)(2) of the NASDAQ Equity Rules, outside directors, as such term is defined with respect to Section 162(m) of the Internal Revenue Code, and non-employee directors under Section 16(b) of the Securities Exchange Act of 1934. None of the Committee members has had a relationship requiring disclosure under Item 404 of Regulation S-K. In addition, none of our Committee members currently serves or has ever served as an officer of Symmetry Surgical Inc.

During the most recent fiscal year, there were no interlocking relationships between any of our executive officers and the Committee and the executive officers and the Compensation and Organizational Committee of any other companies, nor has any such interlocking relationship existed in the past.

 Part 5 - Report of the Compensation and Organizational Committee on Executive Compensation.

The following is the report of the Compensation and Organizational Committee of the Board with respect to our executive compensation.

The Compensation and Organizational Committee has reviewed all components of compensation for our Chief Executive Officer, our Chief Financial Officer and our Named Executive Officers, including salary, bonus, equity and long-term incentive compensation, restricted stock, the dollar value to the executive and the cost of all perquisites and other personal benefits, the actual projected payout obligations under our severance and change-in-control scenarios.

Furthermore, the Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) with management and based on this review and discussion, the Compensation and Organizational Committee recommended to the Board that the Compensation Discussion and Analysis be included herein.
The Compensation and Organizational Committee:
ROBERT G. DEUSTER, Chairman
JOHN S. KRELLE, Member
FRANCIS T. NUSSPICKEL, Member

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

STOCK OWNERSHIP

Stock Ownership of Directors and Executive Officers.  The following table sets forth information known to us regarding beneficial ownership of our Common Stock, as of March 1, 2015, by each director and each of the executive officers identified in the Summary Compensation Table and by all of its directors and executive officers as a group. Information in the table is derived from SEC filings made by such people under Section 16(a) of the Securities Exchange Act of 1934, as amended and other information received by us.

	Beneficial Ownership as of March 1, 2015(1)

Name	Current Beneficial Holdings	Shares Subject to Options	Total	Percent Owned
Named Executive Officers
Thomas J. Sullivan	441,956	—	441,956	4.29%
David C. Milne	105,973	—	105,973	1.03%
Scott D. Kunkel	45,947	—	45,947	*
Other Directors & Nominees
Craig B. Reynolds(2)	52,006	—	52,006	*
James S. Burns(3)	44,151	—	44,151	*
Robert G. Deuster(4)	41,431	—	41,431	*
John S. Krelle(5)	43,393	—	43,393	*
Francis T. Nusspickel(6)	46,023	—	46,023	*
Directors & Executive Officers as a Group(7)	865,452	—	865,452	8.39%

* Less than one percent.

(1)
Unless otherwise indicated, and subject to community property laws where applicable, the individuals named in the table have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them. Beneficial ownership and percentage ownership are determined in accordance with the rules of the SEC. In calculating the number of shares beneficially owned by an individual or entity and the percentage ownership of that individual or entity, shares underlying options and warrants held by that individual or entity that are either currently exercisable or exercisable within 60 days from March 1, 2015 are deemed outstanding, although no such shares are owned by our officers or directors. If such shares were held, however, they would not be deemed to be outstanding for the purpose of computing the percentage ownership of any other individual or entity.

(2)	Consists of 25,813 restricted shares and 26,193 unrestricted shares.

(3)	Consists of 22,463 restricted shares and 21,688 unrestricted shares.

(4)	Consists of 22,463 restricted shares and 18,968 unrestricted shares.

(5)	Consists of 21,650 restricted shares and 21,743 unrestricted shares.

(6)	Consists of 23,188 restricted shares and 22,835 unrestricted shares.

(7)	No director has pledged any of their shares to a third party as security for a loan or other indebtedness, and each has the full right to vote such shares.

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers to file with the SEC initial reports of beneficial ownership of our common stock and other equity securities, as well as reports of changes in beneficial ownership. These individuals are required to provide us with a copy of their required Section 16(a) reports as and when they are filed. Based on our records and information furnished to us by our executive officers and directors, we believe that all SEC filing requirements applicable to our directors and executive officers with respect to fiscal 2014 were met except for Mr. Kunkel’s initial Form 4, which was filed late because of a delay in the process for obtaining his EDGAR filing codes.

Security Ownership of Certain Beneficial Owners. The following table shows each person who, based upon their most recent filings with the Securities and Exchange Commission, beneficially owns more than 5% of our Common Stock as of March 1, 2015.

Name and address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
BlackRock Inc. 55 East 52nd Street New York, New York 10065(1)	1,179,450	11.44%
Moab Capital Partners, LLC & Michael Rothenberg 15 East 62nd Street New York, New York 10065(2)	815,014	7.90%
Moab Partners, L.P. 15 East 62nd Street New York, New York 10065(3)	774,650	7.51%
Dimensional Fund Advisors LP Building One 6300 Bee Cave Road Austin, Texas(4)	717,970	6.96%
Boston Partners Robeco Investment Management, Inc. One Beacon Street 30th Floor Boston, MA 02108(5)	649,477	6.30%

(1)	Based on a Form 13-G filed January 9, 2015

(2)	Based on a Form 13-G filed January 27, 2015

(3)	Based on a Form 13-G filed January 27, 2015

(4)	Based on a Form 13-G filed February 5, 2015

(5)	Based on a Form 13-G filed February 11, 2015

Item 13. Certain Relationships and Related Transactions and Director Independence

RELATED PARTY TRANSACTIONS

It is our policy not to enter into any Related Party Transaction unless the Audit Committee or its Chairman, after having reviewed all the relevant facts and circumstances, determines that the transaction is in the best interest of our shareholders and approves the transaction in accordance with the guidelines set forth in our written Related Party Transactions Policy.

The Related Party Transactions Policy covers any transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships in the same fiscal year) in which we (including any of our subsidiaries) were, are or will be a participant and in which any Related Party has, had or will have a direct or indirect material interest.

The Board has determined that it is the responsibility of the general manager or managing director at each facility to notify corporate management of any arrangements falling within the scope of this Policy. Corporate management is tasked with notifying the Audit Committee Chairman, who then reviews and approves all Related Party Transactions. All Related Party Transactions which exceed an aggregate amount of $60,000 in the same fiscal year are required to be reviewed and approved by the entire Audit Committee. The Audit Committee Chairman, in his discretion, may seek the approval of the entire Audit Committee to review any transactions. In reviewing and approving a Related Party Transaction, or any material amendment thereto, the Chairman or Committee, as applicable, is required to: 1) satisfy itself that it has been fully informed as to the Related Party’s relationship and interest and as to the material facts of the proposed Related Party Transaction or the proposed material amendment to such transaction; and 2) determine, based on all relevant facts and circumstances, if the Related Party Transaction is in the best interests of our Company and our shareholders.

The Company engaged in no Related Party Transactions in fiscal 2014.

Item 14. Principal Accounting Fees and Services

AUDIT AND NON-AUDIT FEES

Audit and Non-Audit Fees.  The following table presents fees for professional audit services rendered by Ernst & Young LLP, the Company’s independent audit firm (“E&Y”), for the audit of our annual financial statements for the years ended December

28, 2013 and January 3, 2015 respectively. The 2014 fees were for the Audit of Symmetry Surgical’s financials, although these fees were paid by Symmetry Medical.

	2014	2013(2)
Audit Fees(1)	465,000	—
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	465,000	—

(1)
Audit Fees consist of fees billed for professional services rendered for the audit of Symmetry Surgical Inc.’s consolidated and combined financial statements and services that are normally provided by E&Y in connection with statutory and regulatory filings or engagements.

(2)
For the fiscal year ended December 28, 2013, we did not pay any fees for professional services to E&Y. Prior to the Spin-off on December 5, 2014, Symmetry Medical paid any audit, audit-related, tax and other fees of Symmetry Surgical. We will provide such disclosure of expenses on a standalone basis going forward.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor.  Consistent with SEC regulations regarding auditor independence, the Audit Committee must pre-approve all audit and permissible non-audit services provided by our independent auditors. Our Non-Audit Services Pre-Approval Policy covers all services to be performed by our independent auditors. The policy contemplates a general pre-approval for all audit, audit-related, tax and all other services that are permissible, with a general pre-approval period of twelve months from the date of each pre-approval. Any other proposed services that are to be performed by our independent auditors, not covered by or exceeding the pre-approved levels or amounts, must be specifically approved in advance.

Prior to engagement, the Audit Committee will pre-approve the following categories of services. These fees are budgeted, and the Audit Committee requires the independent auditors and management to report actual fees versus the budget periodically throughout the year, by category of service.

a.   Audit services include the annual financial statement audit (including required quarterly reviews), subsidiary audits, and other work required to be performed by the independent auditors to be able to form an opinion on our Consolidated Financial Statements. Such work includes, but is not limited to, comfort letters, and services associated with SEC registration statements, periodic reports and other documents filed with the SEC or other documents issued in connection with securities offerings.

b.  Audit-related services are for services that are reasonably related to the performance of the audit or review of our financial statements or that are traditionally performed by the independent auditor. Such services typically include but are not limited to, due diligence services pertaining to potential business acquisitions or dispositions, accounting consultations related to accounting, financial reporting or disclosure matters not classified as “audit services,” statutory audits or financial audits for subsidiaries or affiliates, and assistance with understanding and implementing new accounting and financial reporting guidance.

c.  Tax services include all services performed by the independent auditors’ tax personnel, except those services specifically related to the financial statements, and includes fees in the area of tax compliance, tax planning and tax advice.

REPORT OF THE AUDIT COMMITTEE

Since its creation in December 2014 the Audit Committee of the Board of Directors has been composed entirely of non-management directors. In addition, the members of the Audit Committee meet the independence and experience requirements set forth by the SEC and the NASDAQ.

The Audit Committee of the Board operates pursuant to a written charter, which may be accessed through the Corporate Governance section of the Symmetry Surgical Inc. web site, accessible through the Investor Relations page at www.symmetrysurgical.com under the “Corporate Governance” tab. The Audit Committee reviews and assesses the adequacy of its charter on an annual basis.

Management has primary responsibility for the financial statements and the reporting process, including the system of internal accounting controls. As part of the Audit Committee’s oversight function, the Audit Committee:

•
Reviewed and discussed the Company’s annual audited financial statements and quarterly financial statements, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K for the fiscal year ended January 3, 2015, with Management and Ernst & Young LLP, the Company’s Independent Auditors (“E&Y”). The Committee also reviewed related issues and disclosure items, including the Company’s earnings press releases, and performed its regular review of critical accounting policies and the processes by which the Company’s Chief Executive Officer and Chief Financial Officer certify the information contained in its quarterly and annual filings.

•
Discussed with Ernst & Young LLP the matters required to be discussed by Public Company Accounting Oversight Board Statement No. 16, “Communications with Audit Committees”. The Committee also received the written disclosures and letter from E&Y required by applicable requirements of the Public Company Accounting Oversight Board regarding E&Y’s communications with the Committee concerning independence and discussed with E&Y its independence and related matters. The discussion with E&Y also included staffing, audit results for Fiscal 2014 and audit plans for fiscal 2015.

During Fiscal 2014, the Audit Committee of Symmetry Surgical held one meeting. Its practice at Symmetry Medical and anticipated practice at Symmetry Surgical is to hold eight meetings, four of which would be scheduled in person and four telephonically. During such in-person meetings, the Audit Committee will meet with representatives of E&Y, both with management present and in private sessions without management present, to discuss the results of the audit and to solicit their evaluation of the Company’s accounting principles, practices and judgments applied by management and the quality and adequacy of the Company’s internal controls.

In performing the above described functions, the Audit Committee acts only in an oversight capacity and necessarily relies on the work and assurances of Company management and E&Y, which, in its report, expresses an opinion on the conformity of the Company’s annual financial statements to accounting principles generally accepted in the United States.

In addition, in reliance upon the reviews and discussions as outlined above, the Audit Committee recommended, and the Board of Directors approved, the inclusion of the Company’s audited financial statements in its annual report on Form 10-K for the fiscal year ended January 3, 2015 for filing with the SEC and presentation to the Company’s shareholders. The Audit Committee also recommended that E&Y be re-appointed as the Company’s independent auditors for fiscal year 2015 and this appointment be submitted to the Company’s shareholders for ratification at the Annual Meeting.

As required by the Sarbanes-Oxley Act, a copy of the Audit Committee’s Charter is attached as Exhibit 10.9 hereto.

The Audit Committee:
FRANCIS T. NUSSPICKEL, Chairman
JAMES S. BURNS, Member
ROBERT G. DEUSTER, Member

Notwithstanding anything to the contrary set forth in any of our previous or future filings with the Securities and Exchange Commission under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might “incorporate by reference” future or previous filings, including this Form 10-K, in whole or in part, the previous “Report of the Compensation and Organizational Committee on Executive Compensation,” and “Report of the Audit Committee” shall not be incorporated by reference into any such filings, nor shall they be deemed to be soliciting material or deemed filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended. This Form 10-K also includes references to our or the SEC’s Web site addresses. These Web site addresses are intended to provide inactive, textual references only. The information on these Web sites is not part of any proxy statement or solicitation on behalf of the Company.

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)	See Part II, Item 8 for an index of the Company’s consolidated and combined financial statements.
(b)	Exhibits:
2.1
Separation Agreement between Symmetry Medical Inc. and Symmetry Surgical Inc. (f/k/a Racecar Spinco, Inc.) (incorporated by reference to Exhibit 2.1 of Symmetry Surgical Inc. Registration Statement on Form S-4 (File No. 333-198596), as amended, which became effective on November 4, 2014 (the "Registration Statement").

Articles of Incorporation and Bylaws
3.1	Certificate of Incorporation of Symmetry Surgical Inc. (f/k/a Racecar Spinco, Inc.) (incorporated by reference to Exhibit 3.1 of the Registration Statement).
3.2	Certificate of Amendment to the Certificate of Incorporation of Symmetry Surgical Inc. (f/k/a Racecar Spinco, Inc.) (incorporated by reference to Exhibit 3.2 of Registration Statement).
3.3	Form of Amended and Restated Certificate of Incorporation of Symmetry Surgical Inc. (incorporated by reference to Exhibit 3.3 of the Registration Statement).
3.4	Bylaws of Symmetry Surgical Inc. (f/k/a Racecar Spinco, Inc.) (incorporated by reference to Exhibit 3.4 of the Registration Statement).
3.5	Form of Amended and Restated Bylaws of Symmetry Surgical Inc. (incorporated by reference to Exhibit 3.5 of the Registration Statement).
Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Form of Common Stock Certificate, $0.0001 par value per share (incorporated by reference to Exhibit 4.1 of the Registration Statement).
Material Contracts
10.1 †	Form of Quality Agreement between Symmetry Medical Inc. and Symmetry Surgical Inc. (f/k/a Racecar Spinco, Inc.) (incorporated by reference to Exhibit 10.1 of the Registration Statement).
10.2†
Form of Shared IP Cross License Agreement between Symmetry Medical Inc. and Symmetry Surgical Inc. (f/k/a Racecar Spinco, Inc.) (incorporated by reference to Exhibit 10.2 of the Registration Statement).

10.3†	Form of Supply Agreement between Symmetry Medical Inc. and Symmetry Surgical Inc. (f/k/a Racecar Spinco, Inc.) (incorporated by reference to Exhibit 10.3 of the Registration Statement).
10.4†	Form of Transition Services Agreement Symmetry Medical Inc. and Symmetry Surgical Inc. (f/k/a Racecar Spinco, Inc.) (incorporated by reference to Exhibit 10.4 of the Registration Statement).
10.5†	Form of Symmetry Surgical Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the Registration Statement).
10.6†
Credit Agreement dated as of December 5, 2014, among Symmetry Surgical Inc., Specialty Surgical Instrumentation, Inc. and Olsen Medical, LLC as Borrowers, General Electric Capital Corporation as a Lender and Swingline Lender and as Agent for all Lenders, the other financial institutions party thereto as Lenders and GE Capital Markets, Inc. as Sole Lead Arranger and Bookrunner. (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on December 19, 2014).

10.7†	Form of Restricted Stock Agreement issued under 2014 Equity Incentive Plan.*
10.8†	Form of Indemnity Agreement.*
10.9†	Audit Committee Charter.*
10.10†	Employment and Executive Benefit Agreement by and between Symmetry Surgical Inc. and Thomas J. Sullivan, dated November 28, 2014.*
10.11†	Employment and Executive Benefit Agreement by and between Symmetry Surgical Inc. and Scott D. Kunkel, dated November 28, 2014.*
10.12†	Employment and Executive Benefit Agreement by and between Symmetry Surgical Inc. and David C. Milne, dated November 28, 2014.*
10.13†	Employment and Executive Benefit Agreement by and between Symmetry Surgical Inc. and Ronda L. Harris, dated November 28, 2014.*
10.14†	Employment and Executive Benefit Agreement by and between Symmetry Surgical Inc. and Jose Fernandez, dated November 28, 2014.*
Other
21.1	List of Subsidiaries.*

23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.*
24.1	Power of Attorney.*
Executive Officer Certifications
31.1	Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
XBRL
101.INS	XBRL Instance Document.~
101.SCH	XBRL Taxonomy Extension Schema Document.~
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.~
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.~
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.~
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.~

†	Indicates management contract or compensatory plans or arrangements required to be filed as an exhibit.
*	Filed currently herewith.
~	In accordance with Rule 406T under Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYMMETRY MEDICAL INC.

	By	/s/ Thomas J. Sullivan
Thomas J. Sullivan,
President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Scott D. Kunkel
Scott D. Kunkel,
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

March 12, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

	Name	Title	Date
/s/ Thomas J. Sullivan
	Thomas J. Sullivan	Chief Executive Officer, President and Director (Principal Executive Officer)	March 12, 2015
/s/ Scott D. Kunkel
	Scott D. Kunkel	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	March 12, 2015
/s/ Ronda L. Harris
	Ronda L. Harris	Chief Accounting Officer	March 12, 2015

*	Craig B. Reynolds	Director	March 12, 2015
*	Francis T. Nusspickel	Director	March 12, 2015
*	James S. Burns	Director	March 12, 2015
*	John S. Krelle	Director	March 12, 2015
*	Robert G. Deuster	Director	March 12, 2015
*	By: /s/ Scott D. Kunkel Scott D. Kunkel Attorney-in-fact Pursuant to Power of Attorney (Exhibit 24.1 hereto)