Form 10-Q
period 2015-04-04
Symmetry Surgical Inc.
filed 2015-05-11
CIK 1616101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2015

Commission File Number: 001-36770

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

The number of shares outstanding of the registrant’s common stock as of May 8, 2015 was 10,312,376 shares.

Cautionary Note Regarding Forward-Looking Statements

Throughout this Quarterly Report on Form 10-Q or in other reports or registration statements filed from time to time with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934, as amended, or under the Securities Act of 1933, as amended, as well as in documents we incorporate by reference or in press releases or oral statements made by our officers or representatives, we may make statements that express our opinions, expectations or projections regarding future events or future results, in contrast with statements that reflect historical facts. These predictive statements, which we generally precede or accompany by such typical conditional words such as “anticipate,” “intend,” “believe,” “estimate,” “plan,” “seek,” “project,” “potential,” or “expect,” or by the words “may,” “will,” “could,” or “should,” and similar expressions or terminology are intended to operate as “forward-looking statements” of the kind permitted by the Private Securities Litigation Reform Act of 1995. That legislation protects such predictive statements by creating a “safe harbor” from liability in the event that a particular prediction does not turn out as anticipated.

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

We also refer you to, and believe that you should carefully read, the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” portions of our Annual Report for fiscal 2014 on Form 10-K, as well as in other reports which we file with the Securities and Exchange Commission, to better understand the risks and uncertainties that are inherent in our business and in owning our securities. These reports are available publicly on the SEC website, www.sec.gov, and on our website, www.symmetrysurgical.com.

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

PART I FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

SYMMETRY SURGICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	April 4, 2015	January 3, 2015
	(unaudited)
ASSETS:
Current Assets:
Cash	$3,420	$2,994
Accounts receivable, net	9,924	10,070
Inventories	25,158	24,141
Deferred income taxes	2,812	2,816
Other current assets	1,766	1,983
Total current assets	43,080	42,004
Property and equipment, net	2,572	2,768
Deferred income taxes	21,109	21,243
Goodwill	7,118	7,126
Intangible assets, net of accumulated amortization	76,448	77,903
Other assets	238	219
Total Assets	$150,565	$151,263

LIABILITIES AND EQUITY:
Current Liabilities:
Accounts payable	$6,351	$5,283
Accrued wages and benefits	1,605	1,902
Other accrued expenses	1,465	1,417
Accrued income taxes	301	158
Deferred income taxes	14	15
Revolving line of credit, net	1,088	3,442
Total current liabilities	10,824	12,217
Other long-term liabilities	1,011	1,092
Total Liabilities	11,835	13,309

Commitments and contingencies

Stockholders' Equity:
Common Stock, $.0001 par value; 50,000 shares authorized; shares issued April 4, 2015-10,312; January 3, 2015-10,313	1	1
Additional paid-in capital	138,874	138,576
Retained earnings (deficit)	640	(116)
Accumulated other comprehensive loss	(785)	(507)
Total Stockholders' Equity	138,730	137,954
Total Liabilities and Equity	$150,565	$151,263
See accompanying notes to condensed consolidated financial statements.

SYMMETRY SURGICAL INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(In Thousands; Except Per Share Data; Unaudited)

	Three Months Ended
	April 4, 2015	March 29, 2014

Revenue	$20,774	$20,562
Cost of revenue	10,889	12,086
Gross profit	9,885	8,476
Sales and marketing expenses	4,473	4,456
General and administrative expenses	4,561	4,495
Operating income (loss)	851	(475)

Other (income) expense:
Interest expense	64	—
Other	(263)	84
Income (loss) before income taxes	1,050	(559)
Income tax expense (benefit)	294	(191)
Net income (loss)	$756	$(368)

Net income (loss) per share:
Basic	$0.08	$(0.04)
Diluted	$0.08	$(0.04)

Weighted average common shares and equivalent shares outstanding:
Basic (a)	9,587	9,587
Diluted (a)	9,603	9,587

(a) On December 5, 2014, SMI distributed 9,587 shares of Symmetry Surgical common stock. For periods prior to the separation, the weighted-average basic and diluted shares outstanding were based on the number of shares of Symmetry Surgical common stock outstanding on the distribution date. Refer to Note 13 for information regarding the calculation of basic and diluted earnings per share for the period ended March 29, 2014.

See accompanying notes to condensed consolidated and combined financial statements.

SYMMETRY SURGICAL INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands; Unaudited)

	Three Months Ended
	April 4, 2015	March 29, 2014

Net income (loss)	$756	$(368)

Other comprehensive income (loss):
Foreign currency translation adjustments	(307)	(10)
Pension plan actuarial gain (loss), net of taxes	29	3
Comprehensive income (loss)	$478	$(375)

See accompanying notes to condensed consolidated and combined financial statements.

SYMMETRY SURGICAL INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOW
(In Thousands; Unaudited)

	Three Months Ended
	April 4, 2015	March 29, 2014
Operating activities
Net income (loss)	$756	$(368)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	241	233
Amortization	1,400	1,345
Amortization of debt issuance costs	22	—
Net loss on sale of assets	2	79
Deferred income tax provision	121	373
Stock-based compensation	298	178
Unrealized foreign currency transaction (gain) loss	(26)	16
Change in operating assets and liabilities:
Accounts receivable	(167)	1,578
Other assets	183	(270)
Inventories	(1,022)	(840)
Current income taxes	156	21
Accounts payable	1,149	47
Accrued expenses and other	76	(41)
Net cash provided by operating activities	3,189	2,351

Investing activities
Purchases of property and equipment	(53)	(4)
Proceeds from sale of property and equipment	3	—
Net cash used in investing activities	(50)	(4)

Financing activities
Net transfers to Symmetry Medical Inc.	—	(2,405)
Proceeds from Revolving Loan	69	—
Payments on Revolving Loan	(2,445)	—
Net cash used in financing activities	(2,376)	(2,405)
Effect of exchange rate changes on cash	(337)	8
Net increase in cash	426	(50)
Cash at beginning of period	2,994	648

Cash at end of period	$3,420	$598

See accompanying notes to condensed consolidated and combined financial statements.

SYMMETRY SURGICAL INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(In Thousands; Except Per Share Data, Unaudited)

1.	Description of Operations
Overview
Symmetry Surgical Inc. (the “Company”) is a global marketer and distributor of medical devices with some limited manufacturing focused on the surgery market. The Company offers over 20,000 products and sells primarily to hospitals and surgical centers in the U.S. and countries worldwide. The Company's current product portfolio includes a broad range of reusable stainless steel and titanium, hand-held general and specialty surgical instruments, single use and disposable instruments, electro-surgery instruments, retractor systems, and containers and sterilization devices sold directly to hospitals and other sites of care. These products are typically used in the surgical specialties of neurosurgery, spine, general surgery- open and laparoscopy, microsurgery, OB/Gyn, ophthalmology, otolaryngology / ENT, plastic / reconstructive, peripheral vascular, arthroscopy, orthopedic, pediatrics, cardiovascular, thoracic, and urology in the hospital setting as well as surgery centers and in select physician offices. These products are viewed in two categories by management; Symmetry Surgical Branded Products and Alliance Partners Products. Symmetry Surgical Branded Products include all products sold under brand names managed by the Company whereas Alliance Partners Products are brands the Company distributes for others in defined markets.

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

The Company includes the consolidated operations of Specialty Surgical Instrumentation, Inc. (d/b/a Symmetry Surgical Inc.), Olsen Medical, LLC, Symmetry Surgical Netherlands, CV, Symmetry Surgical Netherlands, BV, Symmetry Surgical, GmbH and Symmetry Surgical Switzerland, GmbH, all of which were subsidiaries of SMI prior to the Merger and Spin-Off.

2. Basis of Presentation
The condensed consolidated and combined financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated and combined financial statements contain all adjustments of a normal recurring nature considered necessary to present fairly the consolidated and combined financial position of the Company, its results of operations and cash flows. The Company’s results are subject to seasonal fluctuations. Interim results are not necessarily indicative of results for a full year. The condensed consolidated and combined financial statements included herein should be read in conjunction with the fiscal year 2014 consolidated and combined financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for fiscal year 2014.

The Company’s fiscal year is the 52 or 53 week period ending on the Saturday closest to December 31. Fiscal year 2015 is a 52 week year ending January 2, 2016.  The Company’s interim quarters for 2015 are 13 weeks long and quarter-end dates have been set as April 4, 2015, July 4, 2015 and October 3, 2015. Fiscal year 2014 was a 53 week year (ending January 3, 2015). The Company’s interim quarters for 2014 were 13 weeks long, except for the fourth quarter which was 14 weeks long, ending March 29, 2014, June 28, 2014 and September 27, 2014. References in these condensed consolidated and combined financial statements to the three months ended refer to these financial periods, respectively.

3. Basis for Historical Presentation

The consolidated and combined financial statements prior to Separation on December 5, 2014 include the allocation of certain assets and liabilities that have historically been held at the SMI corporate level but which are specifically identifiable or allocable to Symmetry Surgical. Cash and cash equivalents held by SMI were not allocated to Symmetry Surgical as it was not expected to be transferred to Symmetry Surgical. Long-term debt and short-term borrowings were not allocated to Symmetry Surgical as none of the debt recorded by SMI was directly attributable to or guaranteed by Symmetry Surgical. All historical intracompany transactions and accounts have been eliminated. All historical intercompany transactions between Symmetry Surgical and the OEM Solutions Business have been disclosed as related party transactions. All intercompany transactions between Symmetry Surgical and SMI corporate are considered to be effectively settled in the consolidated and combined financial statements of cash flows as financing activity.
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

4. Recently Adopted Accounting Pronouncements
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

Interest - Imputation of Interest; Simplifying the Presentation of Debt Issuance Costs: In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This new guidance requires debt issuance costs to be recognized in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The standard also requires the amortization of debt issuance costs to be reported as interest expense. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and early adoption is permitted for financial statements that have not been previously issued. The new guidance should be applied on a retrospective basis, where the balance sheet of each presented individual period is adjusted to indicate the period-specific impact of using the new guidance. The Company early adopted this ASU, which resulted in the reclassification of $434 of debt issuance costs from other assets to debt as of January 3, 2015, and $412 as of April 4, 2015. There was no impact to interest expense as the Company has historically reported the amortization of debt issuance costs within this financial line.

Revenue from Contracts with Customers:   In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date will be the first quarter of fiscal year 2017 using one of two retrospective application methods. The Company is currently assessing the potential impact of the adoption of ASU 2014-09 on its financial statements and related disclosures.

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

Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. In June, 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This new guidance states that a performance target that affects vesting of a share-based payment and that could be achieved after the requisite service period is a performance condition under ASC 718. This update is effective for annual and interim periods beginning after December 15, 2015. The Company does not believe this ASU will have an impact on the its financial statements.

Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. In August, 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. This new guidance requires management to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The standard is effective for annual periods ending after December 15, 2016 with early adoption permitted. The Company does not believe this ASU will have an impact on its financial statements.

5. Inventories
Inventories consist of the following:

	April 4, 2015	January 3, 2015
	(unaudited)
Raw material	$1,051	$880
Work-in-process	502	530
Finished goods	23,605	22,731
	25,158	24,141

6. Property and Equipment
Property and equipment, including depreciable lives, consists of the following:

	April 4, 2015	January 3, 2015
	(unaudited)
Buildings and improvements (20 to 40 years)	$610	$575
Machinery and equipment (5 to 15 years)	1,474	1,499
Office equipment (3 to 5 years)	4,086	4,039
Construction-in-progress	9	43
	6,179	6,156
Less accumulated depreciation	(3,607)	(3,388)
	$2,572	$2,768

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

The Company reviews for goodwill impairment annually on the first day of the fourth fiscal quarter and more frequently if circumstances indicate its carrying value may not be recoverable. The fair value of the reporting unit is determined using the income approach. The income approach focuses on the income-producing capability of an asset, measuring the current value of the asset by calculating the present value of its future economic benefits such as cash earnings, cost savings, tax structure and product offerings. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation and risks associated with the reporting unit. These assets are classified within Level 3, in the event that the Company were required to measure and record such assets at fair value within its consolidated and combined financial statements.

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

8. Debt Arrangements
On December 5, 2014, the Company, Specialty Surgical Instrumentation, Inc. and Olsen Medical, LLC (collectively, the “Borrowers”) entered into a Credit Agreement (the “Credit Agreement”) with General Electric Capital Corporation, which provides for a revolving loan of up to $20,000, subject to a borrowing base limitation (the "Revolving Loan"). The Credit Agreement, which is senior and secured, had an aggregate of $1,500 and $3,876 outstanding as of April 4, 2015 and January 3, 2015, respectively. Any amounts outstanding under the Revolving Loan are due and payable on December 5, 2019. Amounts outstanding under the Credit Agreement bear interest at LIBOR plus 3.25%, or the Base Rate (which will generally be based on the prime rate as published by the Wall Street Journal from time to time) plus 2.25%. Borrowings under the Revolving Loan are classified as current due to the existence of cash dominion by GECC combined with the Company’s intent to repay all borrowings during 2015. In February 2015, the Company amended the Credit Agreement to allow for a collateral cash account which is excluded from the cash dominion.  This collateral cash account is included in other asset in consolidated balance sheets.

As of April 4, 2015, the Company early adopted ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs be recognized in the balance sheet as a direct deduction from the related debt liability rather than as an asset. As such, the Company had deferred debt issuance costs of $412 and $434 as of April 4, 2015 and January 3, 2015, respectively, netted against its revolving line of credit shown on the face of the condensed consolidated and combined balance sheets.

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

The Company was in compliance with all covenants as of April 4, 2015.

9. Net Transfers to Symmetry Medical Inc.
Net transfers to Symmetry Medical Inc. in the condensed consolidated and combined statements of cash flow represent changes in amounts owed to or due from SMI. Prior to the Spin-Off, these were presented within net parent investment on the condensed consolidated balance sheet and represented SMI's initial investment in the Company, subsequent allocations of expenses, and advances and receipts of cash resulting from the operations of the U.S. business with SMI. The balance reflected the U.S. based Company’s participation in SMI’s U.S. centralized cash management program under which all of the U.S. Company’s cash receipts were remitted to SMI and all cash disbursements were funded by SMI. Other transactions that affected net parent investment included general and administrative expenses incurred by SMI and allocated to the Company. Subsequent to the Spin-Off, the Company no longer participates in cash management and funding arrangements with SMI.

10. Related Party Transactions
Related party transactions of the Company include the purchase and sale of surgical instruments and cases between SMI's OEM Solutions Business and the Company, centralized cash and debt management in the U.S. and the allocation of certain general and administrative, selling and marketing and research and development expenses from SMI to the Company, prior to separation.

Sales of surgical instruments and cases from the Company to SMI's OEM Solutions business were recorded at intercompany transfer prices and totaled $69 for the three month period ended March 29, 2014.

Purchases of surgical instruments and cases from SMI's OEM Solutions business by the Company were recorded at intercompany transfer prices and totaled $1,513 for the three month period ended March 29, 2014.

The U.S. based portion of the Company participated in SMI's U.S. centralized cash management program under which all of the U.S. Business’s cash receipts were remitted to SMI and all cash disbursements were funded by SMI. The cash receipts were not kept at specific accounts and instead commingled with cash from other SMI entities. As cash was disbursed and received by SMI prior to separation, it has been accounted for through net parent investment.

During fiscal 2014, SMI provided various general and administrative and selling and marketing services to the Company including legal assistance, marketing services, human resources, financial reporting and analysis, information technology and insurance management, as well as research and development services.

It is SMI's policy to charge these expenses first on the basis of direct usage when identifiable, with the remainder allocated among SMI’s subsidiaries on the basis of their respective revenue. These allocations totaled $1,437 for the three months ended March 29, 2014. These changes may not be indicative of the actual expense that would have been incurred had the Company operated as an independent, publicly-traded company for the periods presented.

11. Income Taxes
The provision for income taxes differs from that computed at the Federal statutory rate of 35% in 2015 due to the impact of foreign operations.

12. Commitments and Contingencies
Unconditional Purchase Obligations.  The Company has a contract to purchase finished instruments through August 2019. Based on contractual pricing at April 4, 2015, the minimum purchase obligation totaled $1,762.  Purchases under the contract totals approximately $403 for the three months ended April 4, 2014.  These purchases are not in excess of forecasted requirements.

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

In September 2013, Xodus Medical Inc., Alessio Pigazzi and Glenn Keilar (collectively “Xodus”) filed suit against Prime Medical, LLC (“Prime”), and Specialty Surgical Instrumentation, Inc. d/b/a Symmetry Surgical Inc. in the United States District Court for the Western District of Pennsylvania under cause number 2:13-cv-01372-AJS. In the lawsuit Xodus alleged that Prime, a manufacturer of products Symmetry Surgical distributes, had infringed on two of its patents, U.S. Patent No. 8,511,314 and US Patent No. 8,464,720 (the “Xodus Patents”) and that Symmetry Surgical was liable to it for damages resulting from selling products that infringed on the Xodus Patents.  Symmetry Surgical’s Distribution Agreement with Prime provides Symmetry Surgical with full indemnification for these claims, and Prime has paid for all costs of litigation thus far.   On February 24, 2014 the U.S. Patent and Trademarks Office ("USPTO") found substantial questions regarding the patentability of the Xodus Patents and on July 10, 2014 the USPTO rejected both of the Xodus Patents.  Xodus has appealed to the full Board of the USPTO, a process that could take over a year to conclude.  Should the USPTO reverse its prior two findings, and should the US District Court find that Prime’s products infringe on the Xodus Patents, then Symmetry Surgical may be found liable to Xodus for some percentage of its sales of the Prime products, to the extent that Prime is unable to satisfy its indemnity obligations.

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

13. Net Income (Loss) Per Share
The following table sets forth the computation of earnings per share.

	Three Months Ended
	April 4, 2015	March 29, 2014
	(unaudited)
Net income (loss) for basic earnings per share:
Income (loss) available to common shares - Basic	$756	$(368)
Basic weighted average common shares outstanding	9,587	9,587
Net income (loss) attributable to common shareholders	$0.08	$(0.04)
Net income (loss) for diluted earnings per share:
Income (loss) available to common shares - Diluted	$756	$(368)
Basic weighted average common shares outstanding	9,587	9,587
Effect of dilution	16	—
Diluted weighted average common shares outstanding	9,603	9,587
Net income (loss) attributable to common shareholders	$0.08	$(0.04)

As of April 4, 2015, the diluted weighted average share calculation does not include performance based restricted stock awarded in 2014 totaling 500 shares due to the performance criteria not being completed.

For periods prior to the separation, the numerator for both basic and diluted earnings per share was net income (loss) attributable to the Company. The denominator for basic and diluted earnings per share was calculated using the number of shares of Symmetry Surgical common shares outstanding on the distribution date.

14. Product and Geographic Information
The Company has one operating segment which is the lowest level for which discrete financial information is available and the operating results are regularly reviewed by management. The Company sells a broad range of reusable stainless steel and titanium hand-held instruments and retractor systems, single use and sterile disposable surgical products (vein strippers, SECTO dissectors, tonsil sponges and surgical marker pens), and sterilization containers. These products are typically used in the surgical specialties of spine, general/OB-GYN, microsurgery/neurosurgery, orthopedics, laparoscopy, cardiovascular, thoracic, and general surgery in the hospital setting as well as surgery centers and in select physician offices. These products are viewed in two categories by management; Symmetry Surgical Branded Products and Alliance Partners Products. Symmetry Surgical Branded Products include all products sold under brand names managed by the Company whereas Alliance Partners Products are brands the Company distributes for others in defined markets.

Revenues to External Customers:

	Three Months Ended
Revenue by Geography	April 4, 2015	March 29, 2014
	(unaudited)
United States	$17,854	$17,977
International	2,920	2,585
Total revenues	$20,774	$20,562

Revenues by Product:

	Three Months Ended
	April 4, 2015	March 29, 2014
	(unaudited)
Symmetry Surgical branded	$18,861	$16,830
Alliance Partners	1,913	3,732
Total revenues	$20,774	$20,562

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

Business Overview
Symmetry Surgical Inc. (collectively, "Symmetry Surgical," the "Company," "we," "us," or "our") is a global marketer and distributor of medical devices with some limited manufacturing focused on the surgery market. We offer over 20,000 products and sell primarily to hospitals and surgical centers in the U.S. and countries worldwide. Our current product portfolio includes a broad range of reusable stainless steel and titanium, hand-held general and specialty surgical instruments, single use and disposable instruments (vein strippers, SECTO® dissectors, tonsil sponges and surgical marker pens), electro-surgery instruments, retractor systems, and containers and sterilization devices sold directly to hospitals and other sites of care.  Symmetry Surgical is dedicated to developing and delivering high-quality, innovative surgical instruments that meet clinicians' needs and improve patients' lives. Our team collaborates with healthcare providers around the world to provide medical devices that exceed our customers' expectations and provide solutions for today's needs and tomorrow's growth. Our products are typically used in the surgical specialties of neurosurgery, spine, general surgery-open and laparoscopy, microsurgery, OB/Gyn, ophthalmology, otolaryngology / ENT, plastic / reconstructive, peripheral vascular, arthroscopy, orthopedic, pediatrics, cardiovascular, thoracic, and urology in the hospital setting as well as surgery centers and in select physician offices. Our products are viewed in two categories by management: Symmetry Surgical Branded Products and Alliance Partners Products. Symmetry Surgical Branded Products include all products sold under brand names managed by the Company whereas Alliance Partners Products are brands the Company distributes for others in defined markets.

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

During the first quarter 2015, our revenue increased $212, or 1.0%, compared to the first quarter 2014. Excluding the impact of the loss of the New Wave Surgical product line, which was acquired by a third party and no longer distributed by the Company after April 30, 2014, first quarter sales improved 11.3% driven by the occurrence of the New Year’s holiday week in fiscal December 2014, increased customer capital spending, improved supply chain service levels and sales execution offset by very low single digit price erosion due to specific product promotions.

Basis for Historical Presentation

Our financial information has been prepared on a stand-alone basis derived from SMI’s consolidated financial statements and accounting records for the periods prior to the Spin-Off on December 5, 2014. Therefore, as of and for the period ended March 29, 2014, our financial statements are unaudited combined. Beginning in fiscal 2015, our financial statements are unaudited consolidated. The combined financial statements reflect Symmetry Surgical’s financial position, results of operations, and cash flows as our business was operated as part of SMI prior to the Spin-Off, in conformity with U.S. generally accepted accounting principles ("GAAP").

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

Three months ended April 4, 2015 compared to three months ended March 29, 2014 (unaudited)

Revenue.   Revenue for the three months ended April 4, 2015 increased $212, or 1.0%, to $20,774 from $20,562 for the comparable 2014 period.  Revenue for each of our principal product categories in these periods was as follows:

	Three Months Ended
Revenue by product	April 4, 2015	March 29, 2014	Dollar Change	Percent Change
	(unaudited)
Symmetry Surgical branded	$18,861	$16,830	$2,031	12.1%
Alliance Partners	1,913	3,732	(1,819)	(48.7)%
Total revenues	$20,774	$20,562	$212	1.0%

	Three Months Ended
Revenue by Geography	April 4, 2015	March 29, 2014	Dollar Change	Percent Change
	(unaudited)
United States	$17,854	$17,977	$(123)	(0.7)%
International	2,920	2,585	335	13.0%
Total revenues	$20,774	$20,562	$212	1.0%

During the first quarter 2015, our revenue increased $212, or 1.0%, compared to the first quarter 2014. Excluding the impact of the loss of the New Wave Surgical product line, which was acquired by a third party and no longer distributed by the Company after April 30, 2014, first quarter sales improved 11.3% driven by the occurrence of the New Year’s holiday week in fiscal December 2014, increased customer capital spending, improved supply chain service levels and sales execution offset by very low single digit price erosion due to specific product promotions.

U.S. sales were down $123, or (0.7%). Excluding the reduction in New Wave Surgical revenue, U.S. revenue was up 11.1%. International revenue was up $335, or 13%, and represented the third consecutive quarter of year over year growth.

Symmetry Surgical Branded revenue was up $2,031, or 12.1%. Alliance Partners revenue was down $1,819, or 48.7%. Excluding the reduction in New Wave Surgical revenue, Alliance Partners revenue was up 4.5% for the reasons previously stated above.

Gross Profit.  Gross profit for the three months ended April 4, 2015 increased $1,409, or 16.6%, to $9,885 from $8,476 for the comparable 2014 period primarily due to improved gross margin as a percentage of revenue. Gross margin as a percentage of revenue increased 6.4%, to 47.6% for the three months ended April 4, 2015 from 41.2% for the comparable 2014 period. Gross margin as a percentage of revenue was impacted by improved product mix, lower product costs due to favorable exchange rates, tight cost controls and volume leverage on higher sales, slightly offset by pricing pressure related to product specific promotions.

General and Administrative Expenses.   For the three months ended April 4, 2015, general and administrative expenses remained consistent with the comparable period in 2014. Significant items which impacted general and administrative expenses included:

	Three Months Ended April 4, 2015
	Dollars	As a % of Revenue
	(unaudited)
2014 period reported General &Administrative expenses	$4,495	21.9%
Employee compensation and benefit costs, excluding stock compensation	(509)
Amortization of intangible assets	55
Research and development	168
Stock compensation	121
Other	231
2015 period reported General & Administrative expenses	$4,561	22.0%

During 2015, employee compensation and benefit costs paid in cash decreased $509 due to a decrease of $244 in employee severance as well as cost reduction actions taken in the second half of 2014 to improve the cost structure of the business given lower revenue and no cash bonus plan for 2015. Research and development costs in 2014 were an allocation from SMI. In 2015 these costs now represent direct costs incurred by Symmetry Surgical and have increased as we have invested in a dedicated team. Other increased $231 driven by higher professional fees related to the Company's separation from SMI.

Sales and Marketing Expenses.   For the three months ended April 4, 2015, sales and marketing expenses remained consistent with the comparable period in 2014.

Other (Income) Expense.   Interest expense of $64 was incurred for the three months ended April 4, 2015 related to the new financial arrangement put into place December 5, 2014 in connection with the Spin-off.

Other income for the three months ended April 4, 2015 and March 29, 2014 represents foreign currency exchange rate fluctuations on transactions denominated in foreign currencies.

Income Tax Expense.   The effective tax rate was an expense of 28.0% for the three months ended April 4, 2015 as compared to a benefit of 34.2% for the three months ended March 29, 2014. The expense for income taxes increased by $485 for the three months ended April 4, 2015 primarily due to the change in pre-tax income (loss). The effective tax rate in 2015 differs from the U.S. Federal tax rate of 35% primarily because of the impact of foreign tax rates.

Liquidity and Capital Resources

Liquidity

Our principal source of liquidity is cash generated from operations. Principal uses of cash in 2015 have been for working capital and payments on the Revolving Loan. We expect that our principal uses of cash in the future will be to pay for capital expenditures, to finance working capital, and to fund possible future acquisitions.

We believe our cash flows from operations, as well as our bank financing arrangement, will permit us to stay committed to our strategic plan of growing the current business as well as growing through acquisitions.

The following table summarizes our primary sources and uses of cash in the periods presented:

	Three Months Ended
	April 4, 2015	March 29, 2014
	(unaudited)
Net cash flow provided by (used in):
Operating activities	$3,189	$2,351
Investing activities	(50)	(4)
Financing activities	(2,376)	(2,405)
Effect of exchange rate changes on cash	(337)	8
Net increase (decrease) in cash	$426	$(50)

Operating Activities.   Operating activities generated cash of $3,189 for the three months ended April 4, 2015 as compared to $2,351 for the comparable period in 2014, an increase of $838. The increase in cash from operations is primarily a result of an increase in net income of $1,124 offset by a reduction in net cash provided by working capital and non-cash adjustments. Net cash provided from working capital for the three months ended April 4, 2015 was $375, a decrease of $120, as compared to the three months ended March 29, 2014. Aggregate adjustments for other operating non-cash activities positively impacted operating cash flows by $2,058 due to depreciation and amortization and deferred taxes.

Investing Activities.   Capital expenditures of $53 were $49 higher in the three months ended April 4, 2015 compared to the three months ended March 29, 2014, and primarily relate to information systems and infrastructure expansion to support the Spin-Off from SMI.

Financing Activities.   Financing activities used $2,376 of cash for the three months ended April 4, 2015 compared to a usage of $2,405 in the comparable period of 2014. Financing activities during 2015 related to the net payments on the Revolving Loan. Financing activities during 2014 resulted solely from cash transfers to SMI. Subsequent to the Spin-Off, the Company no longer participates in cash management and funding arrangements with SMI. The Company completed the period ending April 4, 2015 with cash in excess of outstanding debt of $1,920.

Capital Expenditures
Capital expenditures of $53 were $49 higher in the three months ended April 4, 2015 as compared to the similar period in 2014. Expenditures were primarily for information systems and infrastructure expansion to support the Spin-Off from SMI.

Debt and Credit Facilities
On December 5, 2014, the Company, Specialty Surgical Instrumentation, Inc. and Olsen Medical, LLC (collectively, the “Borrowers”) entered into a Credit Agreement (the “Credit Agreement”) with General Electric Capital Corporation ("GECC"), which provides for a Revolving Loan of up to $20,000, subject to a borrowing base limitation. Any amounts outstanding under the Revolving Loan are due and payable on December 5, 2019. Amounts outstanding under the Credit Agreement bear interest at LIBOR plus 3.25%, or the Base Rate (which will generally be based on the prime rate as published by the Wall Street Journal from time to time) plus 2.25%. Borrowings under this revolving loan are classified as current as of April 4, 2015 due to the existence of cash dominion by GECC combined with the Company’s intent to repay all borrowings during 2015. In February 2015, we amended the Credit Agreement to allow for a collateral cash account which is excluded from the cash dominion.  This collateral cash account is included in other assets in the consolidated balance sheets. Subsequent to April 4, 2015, there were no outstanding borrowings under our Credit Agreement.

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

The Credit Agreement includes customary covenants for facilities of this type, including limitations on indebtedness, liens, investments and acquisitions, loans and advances, mergers and consolidations, sales of assets, and dividends, stock repurchases and other restricted payments. In addition, the Credit Agreement requires that Borrowers maintain a minimum fixed charge coverage ratio of 1.25 to 1.00 tested at the close of each fiscal quarter beginning March 31, 2015, based on the preceding four fiscal quarters, and maintain at all times minimum liquidity (the sum of cash, cash equivalent and available borrowing capacity under the borrowing base) of $1,500, tested monthly. As of April 4, 2015, the borrowing base limitation was $12,880 for a remaining availability of $11,380.

We believe that cash flow from operating activities and borrowings on our Revolving Loan will be sufficient to fund currently anticipated working capital, planned capital spending and debt service requirements for the foreseeable future, including at least the next twelve months.

Off-Balance Sheet Arrangements
Off-balance sheet arrangements include our operating leases.

Environmental
We incurred almost zero capital expenditures specifically for environmental compliance and health and safety in first quarter of 2015. In connection with past acquisitions, we completed Phase I environmental assessments and did not find any significant issues that we believe needed to be remediated. Based on information currently available, we do not believe that we have any material environmental liabilities. We cannot be certain, however, that environmental issues will not be discovered or arise in the future related to these acquisitions or existing facilities.

Critical Accounting Policies and Estimates
The preparation of the consolidated and combined financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for fiscal year ended January 3, 2015, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no material changes to these critical accounting policies that impacted our reported amounts of assets, liabilities, revenues or expenses during the three months ended April 4, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For financial risks related to changes in interest rates, foreign currency exchange rates, commodity prices and the effects of inflation, reference is made to Item 7a "Quantitative and Qualitative Disclosures About Market Risk" contained in Part II of our Annual Report on Form 10-K for the fiscal year ended January 3, 2015. Our exposure to these risks, at the end of the first quarter covered by this report, has not changed materially since January 3, 2015.

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

In connection with the preparation of this Report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter covered by this report on Form 10-Q.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 4, 2015.

Changes in Internal Control over Financial Reporting
There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fiscal quarter covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Information pertaining to legal proceedings is provided in Note 12 entitled "Commitments and Contingencies" of the Notes to consolidated and combined financial statements included under Item 1, "Financial Statements," and is incorporated by reference herein.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A "Risk Factors" contained in our Annual Report on Form 10-K for the fiscal year ended January 3, 2015, which could materially affect our business, financial condition or future results. There have bene no material changes from the risk factors disclosed in our Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

10.1*	Amendment to the Employment and Executive Benefit Agreement by and between Symmetry Surgical Inc. and Thomas J. Sullivan, dated May 9, 2015.*

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act.*

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.*

101.INS~	XBRL Instance Document

101.SCH~	XBRL Taxonomy Extension Schema Document

101.CAL~	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF~	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB~	XBRL Taxonomy Extension Label Linkbase Document

101.PRE~	XBRL Taxonomy Extension Presentation Linkbase Document
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

May 11, 2015