Form 10-K/A
period 2015-01-03
Symmetry Surgical Inc.
filed 2015-08-10
CIK 1616101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended January 3, 2015, which was filed with the U.S. Securities and Exchange Commission on March 13, 2015 (the “Original Report”), solely to file our Bylaws as Exhibit 3.4. The Original Report incorporated by reference to exhibited Bylaws which did not reflect modifications thereto adopted by our Board of Directors on December 17, 2014.

No other changes were made to the Original Report other than the change described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Original Report or modify or update in any way disclosures made in the Original Report. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, as a result of this amended report, the required portions of the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed as exhibits to the Original Report have been re-executed and re-filed as of the date of this amended report and are included as exhibits hereto.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	See Part II, Item 8 for an index of the Company’s consolidated and combined financial statements.
(b)	Exhibits:

2.1	Separation Agreement between Symmetry Medical Inc. and Symmetry Surgical Inc. (f/k/a Racecar Spinco, Inc.) (incorporated by reference to Exhibit 2.1 of Symmetry Surgical Inc. Registration Statement on Form S-4 (File No. 333-198596), as amended, which became effective on November 4, 2014 (the "Registration Statement").
Articles of Incorporation and Bylaws
3.1	Certificate of Incorporation of Symmetry Surgical Inc. (f/k/a Racecar Spinco, Inc.) (incorporated by reference to Exhibit 3.1 of the Registration Statement).
3.2	Certificate of Amendment to the Certificate of Incorporation of Symmetry Surgical Inc. (f/k/a Racecar Spinco, Inc.) (incorporated by reference to Exhibit 3.2 of Registration Statement).
3.3	Form of Amended and Restated Certificate of Incorporation of Symmetry Surgical Inc. (incorporated by reference to Exhibit 3.3 of the Registration Statement).
3.4	Bylaws of Symmetry Surgical Inc., as amended through December 17, 2014.*
3.5	Form of Amended and Restated Bylaws of Symmetry Surgical Inc. (incorporated by reference to Exhibit 3.5 of the Registration Statement).
Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Form of Common Stock Certificate, $0.0001 par value per share (incorporated by reference to Exhibit 4.1 of the Registration Statement).
Material Contracts
10.1†	Form of Quality Agreement between Symmetry Medical Inc. and Symmetry Surgical Inc. (f/k/a Racecar Spinco, Inc.) (incorporated by reference to Exhibit 10.1 of the Registration Statement).
10.2†	Form of Shared IP Cross License Agreement between Symmetry Medical Inc. and Symmetry Surgical Inc. (f/k/a Racecar Spinco, Inc.) (incorporated by reference to Exhibit 10.2 of the Registration Statement).
10.3†	Form of Supply Agreement between Symmetry Medical Inc. and Symmetry Surgical Inc. (f/k/a Racecar Spinco, Inc.) (incorporated by reference to Exhibit 10.3 of the Registration Statement).
10.4†	Form of Transition Services Agreement Symmetry Medical Inc. and Symmetry Surgical Inc. (f/k/a Racecar Spinco, Inc.) (incorporated by reference to Exhibit 10.4 of the Registration Statement).
10.5†	Form of Symmetry Surgical Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the Registration Statement).

10.6†	Credit Agreement dated as of December 5, 2014, among Symmetry Surgical Inc., Specialty Surgical Instrumentation, Inc. and Olsen Medical, LLC as Borrowers, General Electric Capital Corporation as a Lender and Swingline Lender and as Agent for all Lenders, the other financial institutions party thereto as Lenders and GE Capital Markets, Inc. as Sole Lead Arranger and Bookrunner. (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on December 19, 2014).
10.7†	Form of Restricted Stock Agreement issued under 2014 Equity Incentive Plan.*
10.8†	Form of Indemnity Agreement.*
10.9†	Audit Committee Charter.*
10.10†	Employment and Executive Benefit Agreement by and between Symmetry Surgical Inc. and Thomas J. Sullivan, dated November 28, 2014.*
10.11†	Employment and Executive Benefit Agreement by and between Symmetry Surgical Inc. and Scott D. Kunkel, dated November 28, 2014.*
10.12†	Employment and Executive Benefit Agreement by and between Symmetry Surgical Inc. and David C. Milne, dated November 28, 2014.*
10.13†	Employment and Executive Benefit Agreement by and between Symmetry Surgical Inc. and Ronda L. Harris, dated November 28, 2014.*
10.14†	Employment and Executive Benefit Agreement by and between Symmetry Surgical Inc. and Jose Fernandez, dated November 28, 2014.*
Other
21.1	List of Subsidiaries.*

23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.*
24.1	Power of Attorney.*
Executive Officer Certifications
31.1	Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
XBRL
101.INS	XBRL Instance Document.~
101.SCH	XBRL Taxonomy Extension Schema Document.~
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.~
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.~
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.~
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.~

†	Indicates management contract or compensatory plans or arrangements required to be filed as an exhibit.
*	Filed currently herewith.
~	In accordance with Rule 406T under Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYMMETRY MEDICAL INC.

	By	/s/ Thomas J. Sullivan
Thomas J. Sullivan,
President and Chief Executive Officer
(Principal Executive Officer)

August 10, 2015