Form 10-Q
period 2015-07-04
Symmetry Surgical Inc.
filed 2015-08-10
CIK 1616101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2015

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

The number of shares outstanding of the registrant’s common stock as of August 7, 2015 was 10,302,970 shares.

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

PART I FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

SYMMETRY SURGICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	July 4, 2015	January 3, 2015
	(unaudited)
ASSETS:
Current Assets:
Cash	$4,199	$2,994
Accounts receivable, net	10,113	10,070
Inventories	24,740	24,141
Deferred income taxes	2,809	2,816
Other current assets	2,043	2,417
Total current assets	43,904	42,438
Property and equipment, net	2,317	2,768
Deferred income taxes	20,924	21,243
Goodwill	7,120	7,126
Intangible assets, net of accumulated amortization	75,063	77,903
Other assets	227	219
Total Assets	$149,555	$151,697

LIABILITIES AND EQUITY:
Current Liabilities:
Accounts payable	$5,513	$5,283
Accrued wages and benefits	1,743	1,902
Other accrued expenses	1,493	1,417
Accrued income taxes	274	158
Deferred income taxes	14	15
Revolving line of credit, net	—	3,876
Total current liabilities	9,037	12,651
Other long-term liabilities	1,081	1,092
Total Liabilities	10,118	13,743

Commitments and contingencies

Stockholders' Equity:
Common Stock, $.0001 par value; 50,000 shares authorized; shares issued July 4, 2015-10,303; January 3, 2015-10,313	1	1
Additional paid-in capital	139,175	138,576
Retained earnings (deficit)	981	(116)
Accumulated other comprehensive loss	(720)	(507)
Total Stockholders' Equity	139,437	137,954
Total Liabilities and Equity	$149,555	$151,697
See accompanying notes to condensed consolidated financial statements.

SYMMETRY SURGICAL INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(In Thousands; Except Per Share Data; Unaudited)

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014

Revenue	$20,662	$20,473	41,436	41,035
Cost of revenue	10,853	10,631	21,742	22,717
Gross profit	9,809	9,842	19,694	18,318
Sales and marketing expenses	4,141	4,349	8,614	8,805
General and administrative expenses	4,865	4,595	9,426	9,090
Asset impairment	—	10,500	—	10,500
Operating income (loss)	803	(9,602)	1,654	(10,077)

Other (income) expense:
Interest expense	63	—	127	—
Other	185	60	(78)	144
Income (loss) before income taxes	555	(9,662)	1,605	(10,221)
Income tax expense (benefit)	214	(3,516)	508	(3,707)
Net income (loss)	$341	$(6,146)	$1,097	$(6,514)

Net income (loss) per share:
Basic	$0.04	$(0.64)	$0.11	$(0.68)
Diluted	$0.04	$(0.64)	$0.11	$(0.68)

Weighted average common shares and equivalent shares outstanding:
Basic (a)	9,587	9,587	9,587	9,587
Diluted (a)	9,652	9,587	9,627	9,587

(a) On December 5, 2014, SMI distributed 9,587 shares of Symmetry Surgical common stock. For periods prior to the separation, the weighted-average basic and diluted shares outstanding were based on the number of shares of Symmetry Surgical common stock outstanding on the distribution date. Refer to Note 13 for information regarding the calculation of basic and diluted earnings per share for the period ended June 28, 2014.

See accompanying notes to condensed consolidated and combined financial statements.

SYMMETRY SURGICAL INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands; Unaudited)

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014

Net income (loss)	$341	$(6,146)	$1,097	$(6,514)

Other comprehensive income (loss):
Foreign currency translation adjustments	65	(20)	(242)	(30)
Pension plan actuarial gain (loss), net of taxes	—	3	29	6
Comprehensive income (loss)	$406	$(6,163)	$884	$(6,538)

See accompanying notes to condensed consolidated and combined financial statements.

SYMMETRY SURGICAL INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOW
(In Thousands; Unaudited)

	Six Months Ended
	July 4, 2015	June 28, 2014
Operating activities
Net income (loss)	$1,097	$(6,514)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	481	472
Amortization	2,796	2,689
Amortization of debt issuance costs	56	—
Net loss on sale of assets	37	79
Asset impairment	—	10,500
Deferred income tax provision	312	(1,963)
Stock-based compensation	599	371
Unrealized foreign currency transaction loss	58	39
Change in operating assets and liabilities:
Accounts receivable	(307)	2,862
Due to Symmetry OEM Solutions	—	154
Other assets	354	(189)
Inventories	(603)	(3,938)
Current income taxes	123	36
Accounts payable	303	2,855
Accrued expenses and other	159	(447)
Net cash provided by operating activities	5,465	7,006

Investing activities
Purchases of property and equipment	(74)	(166)
Proceeds from sale of property and equipment	4	—
Net cash used in investing activities	(70)	(166)

Financing activities
Net transfers to Symmetry Medical Inc.	—	(5,811)
Proceeds from Revolving Loan	98	—
Payments on Revolving Loan	(3,974)	—
Net cash used in financing activities	(3,876)	(5,811)
Effect of exchange rate changes on cash	(314)	(7)
Net increase in cash	1,205	1,022
Cash at beginning of period	2,994	648

Cash at end of period	$4,199	$1,670

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

The Company’s fiscal year is the 52 or 53 week period ending on the Saturday closest to December 31. Fiscal year 2015 is a 52 week year ending January 2, 2016.  The Company’s interim quarters for 2015 are 13 weeks long and quarter-end dates have been set as April 4, 2015, July 4, 2015 and October 3, 2015. Fiscal year 2014 was a 53 week year (ending January 3, 2015). The Company’s interim quarters for 2014 were 13 weeks long, except for the fourth quarter which was 14 weeks long, ending March 29, 2014, June 28, 2014 and September 27, 2014. References in these condensed consolidated and combined financial statements to the three and six months ended refer to these financial periods, respectively.

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

Revenue from Contracts with Customers:   In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The ASU is effective for fiscal periods (including interim periods) beginning after December 15, 2017 and early adoption is not permitted for periods beginning before December 15, 2016. The ASU allows for either full retrospective or a modified retrospective transition method. The Company is currently assessing the potential impact of the adoption of ASU 2014-09 on its financial statements and related disclosures.

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity:  In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This update modifies the requirements for reporting discontinued operations. Under the amendments in ASU 2014-08, the definition of discontinued operation has been modified to only include those disposals of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. This update also expands the disclosure requirements for disposals that meet the definition of a discontinued operation and requires entities to disclose information about disposals of individually significant components that do not meet the definition of discontinued operations. This update is effective for annual and interim periods beginning after December 15, 2014. The adoption of this ASU in 2015 by the Company did not have an impact on its financial position, results of operations or cash flows.

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

5. Inventories
Inventories consist of the following:

	July 4, 2015	January 3, 2015
	(unaudited)
Raw material	$1,037	$880
Work-in-process	211	530
Finished goods	23,492	22,731
	$24,740	$24,141

6. Property and Equipment
Property and equipment, including depreciable lives, consists of the following:

	July 4, 2015	January 3, 2015
	(unaudited)
Buildings and improvements (20 to 40 years)	$560	$575
Machinery and equipment (5 to 15 years)	1,484	1,499
Office equipment (3 to 5 years)	3,667	4,039
Construction-in-progress	8	43
	5,719	6,156
Less accumulated depreciation	(3,402)	(3,388)
	$2,317	$2,768

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

8. Debt Arrangements
On December 5, 2014, the Company, Specialty Surgical Instrumentation, Inc. and Olsen Medical, LLC (collectively, the “Borrowers”) entered into a Credit Agreement (the “Credit Agreement”) with General Electric Capital Corporation, which provides for a revolving loan of up to $20,000, subject to a borrowing base limitation (the "Revolving Loan"). The Credit Agreement, which is senior and secured, had zero outstanding as of July 4, 2015 and aggregate of $3,876 outstanding as of January 3, 2015. Any amounts outstanding under the Revolving Loan are due and payable on December 5, 2019. Amounts outstanding under the Credit Agreement bear interest at LIBOR plus 3.25%, or the Base Rate (which will generally be based on the prime rate as published by the Wall Street Journal from time to time) plus 2.25%. Borrowings under the Revolving Loan are classified as current due to the existence of cash dominion by GECC. In February 2015, the Company amended the Credit Agreement to allow for a collateral cash account which is excluded from the cash dominion.  This collateral cash account is included in current other assets in consolidated balance sheets.

The Company has deferred debt issuance costs of $390 and $434 as of July 4, 2015 and January 3, 2015, respectively, reflected in current other assets in consolidated balance sheets.

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

The Company was in compliance with all covenants as of July 4, 2015.

9. Net Transfers to Symmetry Medical Inc.
Net transfers to Symmetry Medical Inc. in the condensed consolidated and combined statements of cash flow represent changes in amounts owed to or due from SMI. Prior to the Spin-Off, these were presented within net parent investment on the condensed combined balance sheet and represented SMI's initial investment in the Company, subsequent allocations of expenses, and advances and receipts of cash resulting from the operations of the U.S. business with SMI. The balance reflected the U.S. based Company’s participation in SMI’s U.S. centralized cash management program under which all of the U.S. Company’s cash receipts were remitted to SMI and all cash disbursements were funded by SMI. Other transactions that affected net parent investment included general and administrative expenses incurred by SMI and allocated to the Company. Subsequent to the Spin-Off, the Company no longer participates in cash management and funding arrangements with SMI.

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

Sales of surgical instruments and cases from the Company to SMI's OEM Solutions business were recorded at intercompany transfer prices and totaled $96 and $165 for the three and six month periods ended June 28, 2014, respectively.

Purchases of surgical instruments and cases from SMI's OEM Solutions business by the Company were recorded at intercompany transfer prices and totaled $1,995 and $3,508 for the three and six month periods ended June 28, 2014, respectively.

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

It was SMI's policy to charge these expenses first on the basis of direct usage when identifiable, with the remainder allocated among SMI’s subsidiaries on the basis of their respective revenue. These allocations totaled $1,505 and $2,942 for the three and six months ended June 28, 2014, respectively. These changes may not be indicative of the actual expense that would have been incurred had the Company operated as an independent, publicly-traded company for the periods presented.

11. Income Taxes
The provision for income taxes differs from that computed at the Federal statutory rate of 35% in 2015 due to the impact of foreign operations.

12. Commitments and Contingencies
Unconditional Purchase Obligations.  The Company has a contract, which was effective September 2014, to purchase finished instruments through August 2019. Based on contractual pricing at July 4, 2015, the minimum purchase obligation totaled $1,574.  Purchases under the contract totaled approximately $591 for the six months ended July 4, 2015.  These purchases are not in excess of forecasted requirements.

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

13. Net Income (Loss) Per Share
The following table sets forth the computation of earnings per share.

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
	(unaudited)		(unaudited)
Net income (loss) for basic earnings per share:
Income (loss) available to common shares - Basic	$341	$(6,146)	$1,097	$(6,514)
Basic weighted average common shares outstanding	9,587	9,587	9,587	$9,587
Net income (loss) attributable to common shareholders	$0.04	$(0.64)	$0.11	$(0.68)
Net income (loss) for diluted earnings per share:
Income (loss) available to common shares - Diluted	$341	$(6,146)	$1,097	$(6,514)
Basic weighted average common shares outstanding	9,587	9,587	9,587	9,587
Effect of dilution	65	—	40	—
Diluted weighted average common shares outstanding	9,652	9,587	9,627	9,587
Net income (loss) attributable to common shareholders	$0.04	$(0.64)	$0.11	$(0.68)

As of July 4, 2015, the diluted weighted average share calculation does not include performance based restricted stock awarded in 2014 totaling 500 shares due to the performance criteria not being completed.

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

Revenues to External Customers:

	Three Months Ended		Six Months Ended
Revenue by Geography	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
	(unaudited)		(unaudited)
United States	$18,042	$18,229	$35,896	$36,206
International	2,620	2,244	5,540	4,829
Total revenues	$20,662	$20,473	$41,436	$41,035

Revenues by Product:

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
	(unaudited)		(unaudited)
Symmetry Surgical branded	$18,677	$17,876	$37,538	$34,706
Alliance Partners	1,985	2,597	3,898	6,329
Total revenues	$20,662	$20,473	$41,436	$41,035

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

During the second quarter 2015, our revenue increased $189, or 0.9%, compared to the second quarter 2014. Excluding the impact of the loss of the New Wave Surgical product line, which was acquired by a third party and no longer distributed by the Company after April 30, 2014, second quarter sales improved 4.9% driven by improved supply chain service levels and sales execution efforts offset by low single digit price erosion due to specific product promotions.

Basis for Historical Presentation
Our financial information has been prepared on a stand-alone basis derived from SMI’s consolidated financial statements and accounting records for the periods prior to the Spin-Off on December 5, 2014. Therefore, as of and for the period ended June 28, 2014, our financial statements are unaudited combined. Beginning in fiscal 2015, our financial statements are unaudited consolidated. The combined financial statements reflect Symmetry Surgical’s financial position, results of operations, and cash flows as our business was operated as part of SMI prior to the Spin-Off, in conformity with U.S. generally accepted accounting principles ("GAAP").

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

Three months ended July 4, 2015 compared to three months ended June 28, 2014 (unaudited)

Revenue.   Revenue for the three months ended July 4, 2015 increased $189, or 0.9%, to $20,662 from $20,473 for the comparable 2014 period.  Revenue for each of our principal product categories in these periods was as follows:

	Three Months Ended
Revenue by product	July 4, 2015	June 28, 2014	Dollar Change	Percent Change
	(unaudited)
Symmetry Surgical branded	$18,677	$17,876	$801	4.5%
Alliance Partners	1,985	2,597	(612)	(23.6)%
Total revenues	$20,662	$20,473	$189	0.9%

	Three Months Ended
Revenue by Geography	July 4, 2015	June 28, 2014	Dollar Change	Percent Change
	(unaudited)
United States	$18,042	$18,229	$(187)	(1.0)%
International	2,620	2,244	376	16.8%
Total revenues	$20,662	$20,473	$189	0.9%

During the second quarter 2015, our revenue increased $189, or 0.9%, compared to the second quarter 2014. Excluding the impact of the loss of the New Wave Surgical product line, which was acquired by a third party in the first quarter 2014 and no longer distributed by the Company after April 30, 2014, second quarter sales improved 4.9% driven by improved supply chain service levels and sales execution efforts offset by low single digit price erosion due to specific product promotions.

U.S. sales were down $187, or (1.0%). Excluding the reduction in New Wave Surgical revenue, U.S. revenue was up 3.4% and represented the second consecutive quarter of year over year growth. International revenue was up $376, or 16.8%, and represented the fourth consecutive quarter of year over year growth.

Symmetry Surgical Branded revenue was up $801, or 4.5%. Alliance Partners revenue was down $612, or 23.6%. Excluding the reduction in New Wave Surgical revenue, Alliance Partners revenue was up 9.4% for the reasons previously stated above.

Gross Profit.  Gross profit for the three months ended July 4, 2015 decreased $33, or 0.3%, to $9,809 from $9,842 for the comparable 2014 period. Gross profit as a percentage of revenue decreased 0.6%, to 47.5% for the three months ended July 4, 2015 from 48.1% for the comparable 2014 period. Second quarter 2014 gross profit included a one-time supplier termination payment from the acquirer of New Wave Surgical which favorably impacted gross profit.  Offsetting this payment, second quarter 2015 gross profit was favorably impacted by improved product mix, lower product costs due to favorable exchange rates, tight cost controls and volume leverage on higher sales, slightly offset by pricing pressure related to product specific promotions.

General and Administrative Expenses.   For the three months ended July 4, 2015, general and administrative expenses increased $270 or 5.9%, to $4,865 from $4,595 in the comparable period in 2014. Significant items which impacted general and administrative expenses included:

	Three Months Ended July 4, 2015
	Dollars	As a % of Revenue
	(unaudited)
2014 period reported General &Administrative expenses	$4,595	22.4%
Employee compensation and benefit costs, excluding stock compensation	(260)
Amortization of intangible assets	51
Research and development	30
Stock compensation	107
Other	342
2015 period reported General & Administrative expenses	$4,865	23.5%

During 2015, employee compensation and benefit costs paid in cash decreased $260 due to no cash bonus plan for 2015 which resulted in a decrease in bonus expense of $185 as well as cost reduction actions taken in the second half of 2014 to improve the cost structure of the business given lower revenue. Research and development costs in 2014 were an allocation from SMI. In 2015 these costs now represent direct costs incurred by Symmetry Surgical and have increased as we have invested in a dedicated team. Other increased $342 driven by higher professional fees related to the Company's separation from SMI and being a stand-alone public company.

Sales and Marketing Expenses.   For the three months ended July 4, 2015, sales and marketing expenses decreased $208 or 4.8% to $4,141 from $4,349 in the comparable period in 2014, due to efficiencies achieved in exhibition, advertising, and product sample expenses.

Other (Income) Expense.   Interest expense of $63 was incurred for the three months ended July 4, 2015 related to the new financial arrangement put into place December 5, 2014 in connection with the Spin-off.

Other income for the three months ended July 4, 2015 and June 28, 2014 represents foreign currency exchange rate fluctuations on transactions denominated in foreign currencies.

Income Tax Expense.   The effective tax rate was an expense of 38.6% for the three months ended July 4, 2015 as compared to a benefit of 36.4% for the three months ended June 28, 2014. The expense for income taxes increased by $3,730 for the three months ended July 4, 2015 primarily due to the change in pre-tax income (loss). The effective tax rate in 2015 differs from the U.S. Federal tax rate of 35% primarily because of the impact of foreign tax rates.

Six months ended July 4, 2015 compared to six months ended June 28, 2014 (Unaudited)

Revenue.   Revenue for the six months ended July 4, 2015 increased $401 or 1.0%, to $41,436 from $41,035 for the comparable 2014 period. Revenue for each of our product categories in these periods was as follows:

	Six Months Ended
Revenue by product	July 4, 2015	June 28, 2014	Dollar Change	Percent Change
	(unaudited)
Symmetry Surgical branded	$37,538	$34,706	$2,832	8.2%
Alliance Partners	3,898	6,329	(2,431)	(38.4)%
Total Revenue	$41,436	$41,035	401	1.0%

	Six Months Ended
Revenue by Geography	July 4, 2015	June 28, 2014	Dollar Change	Percent Change
	(unaudited)
United States	$35,896	$36,206	$(310)	(0.9)%
International	5,540	4,829	711	14.7%
Total revenues	$41,436	$41,035	$401	1.0%

The $401 increase in revenue in the six months ended July 4, 2015 as compared to the comparable 2014 period was primarily driven by improved service levels, improved sales execution efforts, and certain product promotions. Offsetting the improvement was a $2,684 reduction in the New Wave Surgical product line, which was acquired by a third party in the first quarter 2014 and no longer distributed by the Company after April 30, 2014.

Gross Profit.   Gross profit for the six months ended July 4, 2015 increased $1,376, or 7.5%, to $19,694 from $18,318 for the comparable 2014 period primarily due to the $401 increase in revenue and improved gross profit as a percentage of revenue. Gross profit as a percentage of revenue increased 2.9%, to 47.5% for the six months ended July 4, 2015 from 44.6% for the comparable 2014 period. Gross profit as a percentage of revenue was favorably impacted by improved product mix, lower product costs due to favorable exchange rates, tight cost controls and volume leverage on higher sales, slightly offset by pricing pressure related to product specific promotions.

General and Administrative Expenses.   For the six months ended July 4, 2015, general and administrative expenses increased $336 or 3.7%, to $9,426 from $9,090 in the comparable period in 2014. Significant items which impacted general and administrative expenses included:

	Six Months Ended July 4, 2015
	Dollars	As a % of Revenue
	(unaudited)
2014 period reported General &Administrative expenses	$9,090	22.2%
Employee compensation and benefit costs, excluding stock compensation	(769)
Amortization of intangible assets	107
Research and development	197
Stock compensation	228
Other	573
2015 period reported General & Administrative expenses	$9,426	22.7%

During 2015, employee compensation and benefit costs paid in cash decreased $769 due to no cash bonus plan for 2015 which resulted in a decrease in bonus expense of $321 as well as cost reduction actions taken in the second half of 2014 to improve the cost structure of the business given lower revenue. Research and development costs in 2014 were an allocation from SMI. In 2015 these costs now represent direct costs incurred by Symmetry Surgical and have increased as we have invested in a dedicated team. Other increased $573 driven by higher professional fees related to the Company's separation from SMI and being a stand-alone public company.

Sales and Marketing Expenses.   For the six months ended July 4, 2015, sales and marketing expenses decreased $191 or 2.2% to $8,614 from $8,805 in the comparable period in 2014, due to lower employee compensation and benefit levels, reduced professional fees and efficiencies in exhibition, advertising, and product sample expenses.

Asset Impairment.   During the six months ended June 28, 2014, the Company recorded a pre-tax non-cash charge in the amount of $10,500. The 2014 impairment was primarily driven by lower revenue due to sluggish hospital spending environment in the U.S. and previously disclosed integration challenges related to the 2011 acquisition of the surgical instruments portfolio from Codman & Shurtleff, Inc. from which the Company did not recover as quickly as previously expected.

Other (Income) Expense.   Other income for the six months ended July 4, 2015 and June 28, 2014 represents foreign currency exchange rate fluctuations on transactions denominated in foreign currencies.

Income Tax Expense.   The effective tax rate was an expense of 31.7% for the six months ended July 4, 2015 as compared to a benefit of 36.3% for the six months ended June 28, 2014. The expense for income taxes increased by $4,215 for the six months ended July 4, 2015 primarily due to the increase in pre-tax income. The effective tax rate in 2015 differs from the U.S. Federal tax rate of 35% primarily because of the impact of foreign tax rates

Liquidity and Capital Resources

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

The following table summarizes our primary sources and uses of cash in the periods presented:

	Six Months Ended
	July 4, 2015	June 28, 2014
	(unaudited)
Net cash flow provided by (used in):
Operating activities	$5,465	$7,006
Investing activities	(70)	(166)
Financing activities	(3,876)	(5,811)
Effect of exchange rate changes on cash	(314)	(7)
Net increase (decrease) in cash	$1,205	$1,022

Operating Activities.   Operating activities generated cash of $5,465 for the six months ended July 4, 2015 as compared to $7,006 for the comparable period in 2014, a decrease of $1,541. The decrease in cash from operations is primarily a result of an increase in working capital, mainly inventory purchases to better service customer demands. Cash from operating activities was also negatively impacted by $7,848 of aggregate adjustments for other operating non-cash activities due to asset impairment and deferred taxes, offset by higher net income of $7,611.

Investing Activities.   Capital expenditures of $74 were $92 lower in the six months ended July 4, 2015 compared to the six months ended June 28, 2014, and primarily relate to one time investments in e-commerce and IT infrastructure that did not repeat in 2015.

Financing Activities.   Financing activities used $3,876 of cash for the six months ended July 4, 2015 compared to a usage of $5,811 in the comparable period of 2014. Financing activities during 2015 related to the net payments on the Revolving Loan. Financing activities during 2014 resulted solely from cash transfers to SMI. Subsequent to the Spin-Off, the Company no longer participates in cash management and funding arrangements with SMI. The Company completed the period ending July 4, 2015 with no borrowings on its Revolving Loan.

Capital Expenditures
Capital expenditures of $74 were $92 lower in the six months ended July 4, 2015 as compared to the similar period in 2014. Expenditures in 2015 were primarily for information systems.

Debt and Credit Facilities
On December 5, 2014, the Company, Specialty Surgical Instrumentation, Inc. and Olsen Medical, LLC (collectively, the “Borrowers”) entered into a Credit Agreement (the “Credit Agreement”) with General Electric Capital Corporation ("GECC"), which provides for a Revolving Loan of up to $20,000, subject to a borrowing base limitation. Any amounts outstanding under the Revolving Loan are due and payable on December 5, 2019. Amounts outstanding under the Credit Agreement bear interest at LIBOR plus 3.25%, or the Base Rate (which will generally be based on the prime rate as published by the Wall Street Journal from time to time) plus 2.25%. Borrowings under this revolving loan are classified as current due to the existence of cash dominion by GECC. In February 2015, we amended the Credit Agreement to allow for a collateral cash account which is excluded from the cash dominion.  This collateral cash account is included in other assets in the consolidated balance sheets. As of July 4, 2015, there were no outstanding borrowings under our Credit Agreement.

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

The Credit Agreement includes customary covenants for facilities of this type, including limitations on indebtedness, liens, investments and acquisitions, loans and advances, mergers and consolidations, sales of assets, and dividends, stock repurchases and other restricted payments. In addition, the Credit Agreement requires that Borrowers maintain a minimum fixed charge coverage ratio of 1.25 to 1.00 tested at the close of each fiscal quarter beginning March 31, 2015, based on the preceding four fiscal quarters, and maintain at all times minimum liquidity (the sum of cash, cash equivalent and available borrowing capacity under the borrowing base) of $1,500, tested monthly. As of July 4, 2015, the borrowing base limitation was $11,825 and fully available.

We believe that cash flow from operating activities and borrowings on our Revolving Loan will be sufficient to fund currently anticipated working capital, planned capital spending and debt service requirements for the foreseeable future, including at least the next twelve months.

Off-Balance Sheet Arrangements
Off-balance sheet arrangements include our operating leases.

Environmental
We incurred almost zero capital expenditures specifically for environmental compliance and health and safety in the second quarter of 2015. In connection with past acquisitions, we completed Phase I environmental assessments and did not find any significant issues that we believe needed to be remediated. Based on information currently available, we do not believe that we have any material environmental liabilities. We cannot be certain, however, that environmental issues will not be discovered or arise in the future related to these acquisitions or existing facilities.

Critical Accounting Policies and Estimates
The preparation of the consolidated and combined financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for fiscal year ended January 3, 2015, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no material changes to these critical accounting policies that impacted our reported amounts of assets, liabilities, revenues or expenses during the six months ended July 4, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For financial risks related to changes in interest rates, foreign currency exchange rates, commodity prices and the effects of inflation, reference is made to Item 7a "Quantitative and Qualitative Disclosures About Market Risk" contained in Part II of our Annual Report on Form 10-K for the fiscal year ended January 3, 2015. Our exposure to these risks, at the end of the second quarter covered by this report, has not changed materially since January 3, 2015.

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

In connection with the preparation of this Report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter covered by this report on Form 10-Q.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 4, 2015.

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

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A "Risk Factors" contained in our Annual Report on Form 10-K for the fiscal year ended January 3, 2015, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K, other than the following risk factor.

Our efforts to differentiate our products in the marketplace with breadth, innovation, intellectual property, quality, service, education/training, or branding may fail, resulting in reduced demand for our products.

Our comprehensive portfolio, complemented by our commercial efforts, generates demand in the marketplace. Should we fail to differentiate ourselves with portfolio breadth, product innovation, patented technologies, and quality, demand for our products could erode. We must continue to have a broad offering of proprietary products as well as Alliance Partners products offered on behalf of other manufacturers that are complementary in nature. We augment our portfolio and leverage our commercial efforts through contractual relationships with other primary manufacturers to represent their products in parts or all of the U.S., as well as other parts of the world.  These relationships are dynamic in nature and while we have contractual agreements in place, there is no guarantee that this revenue cannot be lost with or without compensation due to acquisition of the manufacturer by another party, termination of the relationship by either party, or other factors.  While we attempt to protect our rights and revenue associated with these products, the loss of any or all such products could negatively impact our financial results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act.*

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Filed concurrently herewith.

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

August 10, 2015