Form 10-Q
period 2015-10-03
Symmetry Surgical Inc.
filed 2015-11-09
CIK 1616101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2015

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

The number of shares outstanding of the registrant’s common stock as of November 6, 2015 was 10,339,922 shares.

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

PART I FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

SYMMETRY SURGICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	October 3, 2015	January 3, 2015
	(unaudited)
ASSETS:
Current Assets:
Cash	$5,639	$2,994
Accounts receivable, net	9,531	10,070
Inventories	23,630	24,141
Deferred income taxes	2,917	2,816
Other current assets	1,734	2,417
Total current assets	43,451	42,438
Property and equipment, net	2,419	2,768
Deferred income taxes	20,586	21,243
Goodwill	9,315	7,126
Intangible assets, net of accumulated amortization	75,753	77,903
Other assets	683	219
Total Assets	$152,207	$151,697

LIABILITIES AND EQUITY:
Current Liabilities:
Accounts payable	$5,299	$5,283
Accrued wages and benefits	1,755	1,902
Other accrued expenses	1,618	1,417
Contingent purchase liability, current	1,034	—
Accrued income taxes	169	158
Deferred income taxes	14	15
Revolving line of credit	—	3,876
Total current liabilities	9,889	12,651
Contingent purchase liability, non-current	1,013	—
Other long-term liabilities	1,110	1,092
Total Liabilities	12,012	13,743

Commitments and contingencies

Stockholders' Equity:
Common Stock, $.0001 par value; 50,000 shares authorized; shares issued October 3, 2015-10,339; January 3, 2015-10,313	1	1
Additional paid-in capital	139,479	138,576
Retained earnings (deficit)	1,236	(116)
Accumulated other comprehensive loss	(521)	(507)
Total Stockholders' Equity	140,195	137,954
Total Liabilities and Equity	$152,207	$151,697
See accompanying notes to condensed consolidated financial statements.

SYMMETRY SURGICAL INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(In Thousands; Except Per Share Data; Unaudited)

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014

Revenue	$20,951	$20,453	62,387	61,488
Cost of revenue	10,995	11,436	32,737	34,153
Gross profit	9,956	9,017	29,650	27,335
Sales and marketing expenses	4,160	4,147	12,774	12,952
General and administrative expenses	5,014	4,527	14,440	13,617
Asset impairment	—	—	—	10,500
Operating income (loss)	782	343	2,436	(9,734)

Other (income) expense:
Interest expense	47	—	174	—
Other	303	22	225	166
Income (loss) before income taxes	432	321	2,037	(9,900)
Income tax expense (benefit)	177	46	685	(3,661)
Net income (loss)	$255	$275	$1,352	$(6,239)

Net income (loss) per share:
Basic	$0.03	$0.03	$0.14	$(0.65)
Diluted	$0.03	$0.03	$0.14	$(0.65)

Weighted average common shares and equivalent shares outstanding:
Basic (a)	9,587	9,587	9,587	9,587
Diluted (a)	9,687	9,587	9,647	9,587

(a) On December 5, 2014, SMI distributed 9,587 shares of Symmetry Surgical common stock. For periods prior to the separation, the weighted-average basic and diluted shares outstanding were based on the number of shares of Symmetry Surgical common stock outstanding on the distribution date. Refer to Note 15 for information regarding the calculation of basic and diluted earnings per share for the period ended September 27, 2014.

See accompanying notes to condensed consolidated and combined financial statements.

SYMMETRY SURGICAL INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands; Unaudited)

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014

Net income (loss)	$255	$275	$1,352	$(6,239)

Other comprehensive income (loss):
Foreign currency translation adjustments	196	(155)	(45)	(185)
Pension plan actuarial gain (loss), net of taxes	3	11	31	17
Comprehensive income (loss)	$454	$131	$1,338	$(6,407)

See accompanying notes to condensed consolidated and combined financial statements.

SYMMETRY SURGICAL INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOW
(In Thousands; Unaudited)

	Nine Months Ended
	October 3, 2015	September 27, 2014
Operating activities
Net income (loss)	$1,352	$(6,239)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	704	712
Amortization	4,204	4,034
Amortization of debt issuance costs	78	—
Net loss on sale of assets	35	79
Asset impairment	—	10,500
Deferred income tax provision	543	(2,082)
Stock-based compensation	903	564
Unrealized foreign currency transaction loss	2	41
Change in operating assets and liabilities:
Accounts receivable	255	2,772
Due to Symmetry OEM Solutions	—	(1,487)
Other assets	588	126
Inventories	1,469	(6,627)
Current income taxes	23	51
Accounts payable	93	723
Accrued expenses and other	396	146
Net cash provided by operating activities	10,645	3,313

Investing activities
Purchases of property and equipment	(145)	(314)
Proceeds from sale of property and equipment	4	3
Acquisition	(3,860)	—
Net cash used in investing activities	(4,001)	(311)

Financing activities
Net transfers to Symmetry Medical Inc.	—	(2,194)
Proceeds from Revolving Loan	124	—
Payments on Revolving Loan	(4,000)	—
Net cash used in financing activities	(3,876)	(2,194)
Effect of exchange rate changes on cash	(123)	(137)
Net increase in cash	2,645	671
Cash at beginning of period	2,994	648

Cash at end of period	$5,639	$1,319

See accompanying notes to condensed consolidated and combined financial statements.

SYMMETRY SURGICAL INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(In Thousands; Except Per Share Data, Unaudited)

1.	Description of Operations
Overview
Symmetry Surgical Inc. (the “Company”) is a global marketer and distributor of medical devices with some limited manufacturing focused on the surgery market. The Company offers over 20,000 products and sells primarily to hospitals and surgical centers in the U.S. and countries worldwide. The Company's current product portfolio includes a broad range of reusable stainless steel and titanium, hand-held general and specialty surgical instruments, single use and disposable instruments, electro-surgery instruments, retractor systems, containers and sterilization devices, and ligation clips sold directly to hospitals and other sites of care. These products are typically used in the surgical specialties of neurosurgery, spine, general surgery- open and laparoscopy, microsurgery, OB/Gyn, ophthalmology, otolaryngology / ENT, plastic / reconstructive, peripheral vascular, arthroscopy, orthopedic, pediatrics, cardiovascular, thoracic, and urology in the hospital setting as well as surgery centers and in select physician offices. These products are viewed in two categories by management; Symmetry Surgical Branded Products and Alliance Partners Products. Symmetry Surgical Branded Products include all products sold under brand names managed by the Company whereas Alliance Partners Products are brands the Company distributes for others in defined markets.

On August 28, 2015, the Company acquired the assets of Vesocclude Medical, LLC ("Vesocclude Medical" or "Vesocclude") for $4,055 in cash, gross of the Company's 4.8% existing minority interest in Vesocclude. and up to an additional $2,200 in contingent consideration based on the achievement of milestones discussed in Note 5. Vesocclude's portfolio of titanium ligation clips and appliers are used in surgical procedures to close tubal anatomic structures such as blood vessels or ducts. Vesocclude products are primarily sold in the U.S. direct to hospitals but in some territories are sold through stocking distributors.  Internationally, Vesocclude products are sold through stocking distributors.

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

The Company includes the consolidated operations of Specialty Surgical Instrumentation, Inc. (d/b/a Symmetry Surgical Inc.), Olsen Medical, LLC, Symmetry Surgical Vesocclude, LLC, Symmetry Surgical Netherlands, CV, Symmetry Surgical Netherlands, BV, Symmetry Surgical, GmbH and Symmetry Surgical Switzerland, GmbH.

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

During the three-month interim period ended October 3, 2015, the Company identified an out of period immaterial error related to the determination of the functional currency of its Switzerland subsidiary. The Company corrected the error during the three-

month interim period ended October 3, 2015, which had the effect of decreasing other non-operating income and increasing other comprehensive income $195. The Company determined that the error was not material to the financial statements in the periods in which they originated or the period in which they were corrected and, accordingly, a restatement of the financial statements was not necessary.
The Company’s fiscal year is the 52 or 53 week period ending on the Saturday closest to December 31. Fiscal year 2015 is a 52 week year ending January 2, 2016.  The Company’s interim quarters for 2015 are 13 weeks long and quarter-end dates have been set as April 4, 2015, July 4, 2015 and October 3, 2015. Fiscal year 2014 was a 53 week year (ending January 3, 2015). The Company’s interim quarters for 2014 were 13 weeks long, except for the fourth quarter which was 14 weeks long, ending March 29, 2014, June 28, 2014 and September 27, 2014. References in these condensed consolidated and combined financial statements to the three and nine months ended refer to these financial periods, respectively.

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

Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This new guidance states that a performance target that affects vesting of a share-based payment and that could be achieved after the requisite service period is a performance condition under ASC 718. This update is effective for annual and interim periods beginning after December 15, 2015. The Company does not believe this ASU will have an impact on its financial statements.

Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. This new guidance requires management to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The standard is effective for annual periods ending after December 15, 2016 with early adoption permitted. The Company does not believe this ASU will have an impact on its financial statements.

Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments. In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This new guidance requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments of this standard are effective prospectively for the fiscal years, including interim periods, beginning after December 15, 2015, and early adoption is permitted. The Company does not expect this ASU to have an impact on its financial statements based on conditions that exist at this time.

5. Acquisitions
On August 28, 2015, the Company acquired the assets of Vesocclude Medical, LLC ("Vesocclude") for $4,055 in cash and up to an additional $2,200 in contingent consideration; each of which are gross of the Company's 4.8% existing minority interest in Vesocclude. The contingent consideration involves two contingent purchase payments. Contingent purchase liability No. 1 is based on achieving certain milestones related to new product introduction. Contingent purchase liability No. 2 is based on reaching specified new product commercial sales levels. Vesocclude's portfolio of titanium ligation clips and appliers are used in surgical procedures to close tubal anatomic structures such as blood vessels or ducts. Vesocclude products are primarily sold in the U.S. direct to hospitals but in some territories are sold through stocking distributors.  Internationally, Vesocclude products are sold through stocking distributors. The Company believes the Vesocclude acquisition further expands its Symmetry Surgical branded product offerings and augments the geographic coverage of its sales force as well as allows Symmetry Surgical to extend its brand through the legacy Vesocclude sales channels both in the US and internationally.

Prior to the acquisition date, the Company accounted for its 4.8% minority interest as an equity-method investment. Pursuant to current accounting standards, the Company recorded 100% of the assets and liabilities acquired at their fair values, and recognized a $67 non-cash gain representing the difference between the fair value (based on the purchase price less a control premium) and the equity method carrying value of the investment at the acquisition date. The gain is included in the line item "Other income" in the consolidated statement of operations.

The following table summarizes the fair value of the total consideration which has been preliminarily allocated to the fair value of the assets and liabilities acquired based on the Company's internal operational assessments and other analyses which are Level 3 measurements.  The preliminary purchase price allocation has been completed based on all information currently available.

Net cash consideration	$3,860
Contingent purchase liability No. 1, current	1,034
Contingent purchase liability No. 2, non-current	1,013
Pre-existing ownership interest	186
Gain on pre-existing ownership interest	67
Fair value of total consideration	$6,160

Inventory	$962
Property and equipment	252
Acquired customers	1,010
Trademarks	280
Acquired technology and patents	800
Other assets, non-current	637
Non-compete	25
Net identifiable assets acquired	$3,966

Goodwill	$2,194

Cash paid for acquisition	$4,055
Cash received from seller related to previous ownership interest	195
Net cash transferred to seller upon closing	$3,860

In accordance with accounting guidance, the Company estimated the fair value of the contingent consideration as of the acquisition date and included such contingent purchase liabilities as a component of total purchase price as noted above. The potential undiscounted amount of each future payment that the Company could be required to make under the agreement is between $0 and $2,200 in the aggregate. The fair value of the contingent consideration arrangement of $2,047 was estimated by applying a market approach. That measure is based on significant inputs that are not observable in the market, also referred to as Level 3 inputs. Key assumptions include a discount rate of 18.61% and an estimated level of probability. Changes to the fair value of the contingent consideration, subsequent to the initial purchase date, will be reflected in the statement of operations.

The purchase price of Vesocclude exceeded the fair value of identifiable tangible and intangible assets. Goodwill recorded is deductible for U.S. Federal income taxes. The purchase was accounted for as a business combination and the results of Vesocclude have been included in the Company's statements of operations since the date of acquisition. The pro forma impact of the acquisition on the Company's prior period statements of operations was not material.

The acquisition includes a 20% minority interest in Vesolock Medical, LLC, a company in the medical device industry, and an option to purchase the remaining ownership interest. The Company will account for its 20% ownership interest as an equity method investment.

6. Inventories
Inventories consist of the following:

	October 3, 2015	January 3, 2015
	(unaudited)
Raw material	$966	$880
Work-in-process	507	530
Finished goods	22,157	22,731
	$23,630	$24,141

7. Property and Equipment
Property and equipment, including depreciable lives, consists of the following:

	October 3, 2015	January 3, 2015
	(unaudited)
Buildings and improvements (20 to 40 years)	$560	$575
Machinery and equipment (5 to 15 years)	1,728	1,499
Office equipment (3 to 5 years)	3,680	4,039
Construction-in-progress	60	43
	6,028	6,156
Less accumulated depreciation	(3,609)	(3,388)
	$2,419	$2,768

8. Intangible Assets
As of October 3, 2015, the balances of intangible assets, other than goodwill, were as follows:

	Weighted-Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Acquired customers	19	$92,368	$(21,709)	$70,659
Trademarks	10	5,095	(1,108)	3,987
Acquired technology and patents	14	2,020	(937)	1,083
Other	5	25	(1)	24
Intangible assets subject to amortization	19	$99,508	$(23,755)	$75,753

Intangible asset amortization expense was $1,408 and $4,204 for the three and nine months ended October 3, 2015.

As of January 3, 2015, the balances of intangible assets, other than goodwill, were as follows:

	Weighted-Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets

Acquired customers	19	$91,438	$(17,986)	$73,452
Trademarks	10	4,815	(730)	4,085
Acquired technology and patents	13	$1,220	$(854)	366
Intangible assets subject to amortization	19	$97,473	$(19,570)	$77,903

At October 3, 2015, the annual amortization expense for intangible assets recorded as of October 3, 2015 is anticipated to be as follows for each of the next 5 fiscal years:

2015 (remaining)	$1,429
2016	5,630
2017	5,641
2018	5,592
2019	5,519
2020	5,413

The changes in the carrying amounts of goodwill for the periods ended December 28, 2013, January 3, 2015 and October 3, 2015 are as follows:

Balance as of December 28, 2013	$62,995
Impairment of goodwill	(55,817)
Effects of foreign currency	(52)
Balance as of January 3, 2015	$7,126
Acquisition of Vesocclude	2,194
Effects of foreign currency (unaudited)	(5)
Balance as of October 3, 2015 (unaudited)	$9,315

9. Fair Value of Financial Instruments
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

As of October 3, 2015, the Company held contingent purchase liabilities required to be measured at fair value on a recurring basis. The Company's contingent purchase liabilities associated with the acquisition of Vesocclude Medical is not observable. The fair value of these liabilities has unobservable inputs in which little or no market data exists, therefore requiring the Company to categorize this liability as Level 3 and to remeasure the liability using its own assumptions in accordance with the FASB Standard on fair value measurement. The contingent liabilities will continue to be accounted for and measured at fair value until the contingency is settled or expires.

The fair value and carrying value of the Company's liabilities measured at fair value on a recurring basis is as follows:

	October 3, 2015				January 3, 2015
	Fair Value Measurements				Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(unaudited)
Liabilities
Contingent purchase liability #1	$—	$—	$1,034	$1,034	$—	$—	$—	$—
Contingent purchase liability #2	—	—	1,013	1,013	—	—	—	—
Total liabilities	$—	$—	$2,047	$2,047	$—	$—	$—	$—

Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. Assets and liabilities acquired in business combinations (see Note 5) are recorded at their fair value as of the date of acquisition.

The Company reviews for goodwill impairment annually on the first day of the fourth fiscal quarter and more frequently if circumstances indicate its carrying value may not be recoverable. When a quantitative assessment is deemed appropriate, the fair value of the reporting unit is determined using the income approach. The income approach focuses on the income-producing capability of an asset, measuring the current value of the asset by calculating the present value of its future economic benefits such as cash earnings, cost savings, tax structure and product offerings. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation and risks associated with the reporting unit. These assets are classified within Level 3, in the event that the Company were required to measure and record such assets at fair value within its consolidated and combined financial statements.

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

10. Financial Arrangements
On December 5, 2014, the Company, Specialty Surgical Instrumentation, Inc. and Olsen Medical, LLC (collectively, the “Borrowers”) entered into a Credit Agreement (the “Credit Agreement”) with Capital One (formally known as General Electric Capital Corporation "GECC"), which provides for a revolving loan of up to $20,000, subject to a borrowing base limitation (the "Revolving Loan"). The Credit Agreement, which is senior and secured, had $0 outstanding as of October 3, 2015 and aggregate of $3,876 outstanding as of January 3, 2015. Any amounts outstanding under the Revolving Loan are due and payable on December 5, 2019. Amounts outstanding under the Credit Agreement bear interest at LIBOR plus 3.25%, or the Base Rate (which will generally be based on the prime rate as published by the Wall Street Journal from time to time) plus 2.25%. Borrowings under the Revolving Loan are classified as current due to the existence of a cash dominion by Capital One. In February 2015, the Company amended the Credit Agreement to allow for a collateral cash account which is excluded from the cash dominion.  This collateral cash account is included in current other assets in the consolidated balance sheets. In August 2015, the Company amended the Credit Agreement to allow for the acquisition of Vesocclude Medical.

The Company has deferred debt issuance costs of $368 and $434 as of October 3, 2015 and January 3, 2015, respectively, reflected in current other assets in the consolidated balance sheets.

The Credit Agreement is guaranteed by Symmetry Surgical International, Inc., Symmetry Surgical Vesocclude LLC, S.S.I.I. LP, LLC and Symmetry Medical SSI Real Estate LLC (collectively the “Guarantors”). The Revolving Loan is secured by a first-priority perfected security interest in substantially all of the tangible and intangible assets of the Borrowers and the Guarantors, including a pledge of 100% of the equity interests of each domestic subsidiary.

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

The Company was in compliance with all covenants as of October 3, 2015.

See Note 5 for contingent purchase liabilities related to the Vesocclude acquisition.

11. Net Transfers to Symmetry Medical Inc.
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

12. Related Party Transactions
Related party transactions of the Company include the purchase and sale of surgical instruments and cases between SMI's OEM Solutions Business and the Company, centralized cash and debt management in the U.S. and the allocation of certain general and administrative, selling and marketing and research and development expenses from SMI to the Company, prior to separation.

Sales of surgical instruments and cases from the Company to SMI's OEM Solutions business were recorded at intercompany transfer prices and totaled $278 and $443 for the three and nine month periods ended September 27, 2014, respectively.

Purchases of surgical instruments and cases from SMI's OEM Solutions business by the Company were recorded at intercompany transfer prices and totaled $2,080 and $5,588 for the three and nine month periods ended September 27, 2014, respectively.

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

It was SMI's policy to charge these expenses first on the basis of direct usage when identifiable, with the remainder allocated among SMI’s subsidiaries on the basis of their respective revenue. These allocations totaled $1,550 and $4,492 for the three and nine months ended October 27, 2014, respectively. These changes may not be indicative of the actual expense that would have been incurred had the Company operated as an independent, publicly-traded company for the periods presented.

13. Income Taxes
The provision for income taxes differs from that computed at the Federal statutory rate of 35% in 2015 due to the impact of state taxes and foreign lower tax rates related to foreign operations.

14. Commitments and Contingencies
Unconditional Purchase Obligations.  The Company has a contract, which was effective September 2014, to purchase finished instruments through August 2019. Based on contractual pricing at October 3, 2015, the remaining minimum purchase obligation totaled $1,494.  Purchases under the contract totaled approximately $672 for the nine months ended October 3, 2015.  These purchases are not in excess of forecasted requirements.

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

In September 2013, Xodus Medical Inc., Alessio Pigazzi and Glenn Keilar (collectively “Xodus”) filed suit against Prime Medical, LLC (“Prime”), and Specialty Surgical Instrumentation, Inc. d/b/a Symmetry Surgical Inc. in the United States District Court for the Western District of Pennsylvania under cause number 2:13-cv-01372-AJS. In the lawsuit Xodus alleged that Prime, a manufacturer of products Symmetry Surgical distributes, had infringed on two of its patents, U.S. Patent No. 8,511,314 and US Patent No. 8,464,720 (the “Xodus Patents”) and that Symmetry Surgical was liable to it for damages resulting from selling products that infringed on the Xodus Patents.  Symmetry Surgical’s Distribution Agreement with Prime provides Symmetry Surgical with full indemnification for these claims, and Prime has paid for all costs of litigation thus far.   On February 24, 2014 the U.S. Patent and Trademarks Office ("USPTO") found substantial questions regarding the patentability of the Xodus Patents and on July 10, 2014 the USPTO rejected both of the Xodus Patents.  Xodus has appealed to the full Board of the USPTO, a process that could take a significant period of time to conclude.  Should the USPTO reverse its prior two findings, and should the US District Court find that Prime’s products infringe on the Xodus Patents, then Symmetry Surgical may be found liable to Xodus for some percentage of its sales of the Prime products, to the extent that Prime is unable to satisfy its indemnity obligations.

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

15. Net Income (Loss) Per Share
The following table sets forth the computation of earnings per share.

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
	(unaudited)		(unaudited)
Net income (loss) for basic earnings per share:
Income (loss) available to common shares - Basic	$255	$275	$1,352	$(6,239)
Basic weighted average common shares outstanding	9,587	9,587	9,587	$9,587
Net income (loss) attributable to common shareholders	$0.03	$0.03	$0.14	$(0.65)
Net income (loss) for diluted earnings per share:
Income (loss) available to common shares - Diluted	$255	$275	$1,352	$(6,239)
Basic weighted average common shares outstanding	9,587	9,587	9,587	9,587
Effect of dilution	100	—	60	—
Diluted weighted average common shares outstanding	9,687	9,587	9,647	9,587
Net income (loss) attributable to common shareholders	$0.03	$0.03	$0.14	$(0.65)

As of October 3, 2015, the diluted weighted average share calculation does not include performance based restricted stock awarded in 2014 totaling 537 shares due to the performance criteria not being completed.

For periods prior to the separation, the numerator for both basic and diluted earnings per share was net income (loss) attributable to the Company. The denominator for basic and diluted earnings per share was calculated using the number of shares of Symmetry Surgical common shares outstanding on the distribution date.

16. Product and Geographic Information
The Company has one operating segment which is the lowest level for which discrete financial information is available and the operating results are regularly reviewed by management. The Company sells a broad range of reusable stainless steel and titanium hand-held instruments and retractor systems, ligation clips, single use and sterile disposable surgical products (vein strippers, SECTO dissectors, tonsil sponges and surgical marker pens), and sterilization containers. These products are typically used in the surgical specialties of spine, general/OB-GYN, microsurgery/neurosurgery, orthopedics, laparoscopy, cardiovascular, thoracic, and general surgery in the hospital setting as well as surgery centers and in select physician offices. These products are viewed in two categories by management; Symmetry Surgical Branded Products and Alliance Partners Products. Symmetry Surgical Branded Products include all products sold under brand names managed by the Company whereas Alliance Partners Products are brands the Company distributes for others in defined markets.

Prior to the acquisition of the assets of Vesocclude Medical in August 2015, the revenue from the sales of Vesocclude product were depicted in the Alliance Partners product category. Upon acquisition, this revenue is now Symmetry Surgical branded product. For the purposes of comparability between periods, the historical product categories have been reclassified to include Vesocclude revenue in Symmetry Surgical branded product category.

Revenues to External Customers:

	Three Months Ended		Nine Months Ended
Revenue by Geography	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
	(unaudited)		(unaudited)
United States	$18,547	$17,698	$54,444	$53,904
International	2,404	2,755	7,943	7,584
Total revenues	$20,951	$20,453	$62,387	$61,488

Revenues by Product:

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
	(unaudited)		(unaudited)
Symmetry Surgical branded	$19,005	$18,745	$56,877	$53,796
Alliance Partners	1,946	1,708	5,510	7,692
Total revenues	$20,951	$20,453	$62,387	$61,488

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

Business Overview
Symmetry Surgical Inc. (collectively, "Symmetry Surgical," the "Company," "we," "us," or "our") is a global marketer and distributor of medical devices with some limited manufacturing focused on the surgery market. We offer over 20,000 products and sell primarily to hospitals and surgical centers in the U.S. and countries worldwide. Our current product portfolio includes a broad range of reusable stainless steel and titanium, hand-held general and specialty surgical instruments, single use and disposable instruments (vein strippers, SECTO® dissectors, tonsil sponges and surgical marker pens), electro-surgery instruments, retractor systems, containers and sterilization devices, and ligation clips sold directly to hospitals and other sites of care.  Symmetry Surgical is dedicated to developing and delivering high-quality, innovative surgical instruments that meet clinicians' needs and improve patients' lives. Our team collaborates with healthcare providers around the world to provide medical devices that exceed our customers' expectations and provide solutions for today's needs and tomorrow's growth. Our products are typically used in the surgical specialties of neurosurgery, spine, general surgery-open and laparoscopy, microsurgery, OB/Gyn, ophthalmology, otolaryngology / ENT, plastic / reconstructive, peripheral vascular, arthroscopy, orthopedic, pediatrics, cardiovascular, thoracic, and urology in the hospital setting as well as surgery centers and in select physician offices. Our products are viewed in two categories by management: Symmetry Surgical Branded Products and Alliance Partners Products. Symmetry Surgical Branded Products include all products sold under brand names managed by the Company whereas Alliance Partners Products are brands the Company distributes for others in defined markets.

On August 28, 2015, we acquired the assets of Vesocclude Medical, LLC ("Vesocclude Medical" or "Vesocclude") located in Raleigh, North Carolina for $4,055 in cash and up to an additional $2,200 in contingent consideration; each of which are gross of the Company's 4.8% existing minority interest in Vesocclude. The contingent consideration involves two contingent purchase payments. Contingent purchase liability No. 1 is based on achieving certain milestones related to new product introduction. Contingent purchase liability No. 2 is based on reaching specified new product commercial sales levels. Vesocclude's portfolio of titanium ligation clips and appliers are used in surgical procedures to close tubal anatomic structures such as blood vessels or ducts. Vesocclude products are primarily sold in the U.S. direct to hospitals but in some territories are sold through stocking distributors.  Internationally, Vesocclude products are sold through stocking distributors. We have represented the Vesocclude portfolio as one of our Alliance Partners since 2010 in select territories globally. Following the acquisition, we plan to augment our sales force with the addition of the established Vesocclude sales network, which will enable us to more effectively cover portions of the U.S. and international marketplace.

Symmetry Surgical has operations in the U.S., Germany and Switzerland, and includes the consolidated operations of Specialty Surgical Instrumentation, Inc. (d/b/a Symmetry Surgical Inc.), Olsen Medical, LLC, Symmetry Surgical Vesocclude LLC, Symmetry Surgical Netherlands, CV, Symmetry Surgical Netherlands, BV, Symmetry Surgical, GmbH and Symmetry Surgical Switzerland GmbH.

During the third quarter 2015, our revenue increased $498, or 2.4%, compared to the third quarter 2014 driven by improved sales execution efforts and the incremental revenue from the Vesocclude Medical acquisition. This was partially offset by the one-time impact of the service related issue last year, which released backlogged orders in third quarter 2014, internal sales to

Symmetry Medical that ceased with the Spin-Off, and very low single-digit pricing as a result of product-specific promotions in the third quarter 2015.

Basis for Historical Presentation
Our financial information has been prepared on a stand-alone basis derived from SMI’s consolidated financial statements and accounting records for the periods prior to the Spin-Off on December 5, 2014. Therefore, as of and for the period ended September 27, 2014, our financial statements are unaudited combined. Beginning in fiscal 2015, our financial statements are unaudited consolidated. The combined financial statements reflect Symmetry Surgical’s financial position, results of operations, and cash flows as our business was operated as part of SMI prior to the Spin-Off, in conformity with U.S. generally accepted accounting principles ("GAAP").

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

Three months ended October 3, 2015 compared to three months ended September 27, 2014 (unaudited)

Revenue.   Revenue for the three months ended October 3, 2015 increased $498, or 2.4%, to $20,951 from $20,453 for the comparable 2014 period.  Revenue for each of our principal product categories in these periods was as follows:

	Three Months Ended
Revenue by product	October 3, 2015	September 27, 2014	Dollar Change	Percent Change
	(unaudited)
Symmetry Surgical branded	$19,005	$18,745	$260	1.4%
Alliance Partners	1,946	1,708	238	13.9%
Total revenues	$20,951	$20,453	$498	2.4%

	Three Months Ended
Revenue by Geography	October 3, 2015	September 27, 2014	Dollar Change	Percent Change
	(unaudited)
United States	$18,547	$17,698	$849	4.8%
International	2,404	2,755	(351)	(12.7)%
Total revenues	$20,951	$20,453	$498	2.4%

During the third quarter 2015, our revenue increased $498, or 2.4%, compared to the third quarter 2014. This increase was driven by improved sales execution efforts and the incremental revenue from the Vesocclude Medical acquisition. This was partially offset by the one-time impact of the service-related issue last year, which released backlogged orders in third quarter 2014, internal sales to Symmetry Medical that ceased with the Spin-Off, and very low single digit pricing as a result of product-specific promotions in the third quarter 2015.

Revenue from U.S. sales improved $849, or 4.8%, representing the third consecutive quarter of year over year growth. International revenue was down $351, or 12.7%. The strength of the dollar had a negative impact on demand for our products where the continued strengthening of the dollar has caused our products to become more expensive.

Symmetry Surgical Branded revenue was up $260, or 1.4% compared to the prior year and was our fourth consecutive quarter of year over year growth in Symmetry Surgical branded products. Alliance Partners product revenue improved 13.9%, which demonstrates our ability to leverage our existing sales channels to bring these products to market. Both of these growth rates have been adjusted to reflect the transition of the Vesocclude product line from the Alliance Partners products category to the Symmetry Surgical branded category due to Symmetry’s acquisition of the assets of Vesocclude Medical on August 28, 2015.

Gross Profit.  Gross profit for the three months ended October 3, 2015 increased $939, or 10.4%, to $9,956 from $9,017 for the comparable 2014 period. Gross profit as a percentage of revenue increased 3.4%, to 47.5% for the three months ended October 3, 2015 from 44.1% for the comparable 2014 period. Third quarter 2015 gross profit was favorably impacted by improved product mix, lower product costs due to favorable exchange rates, tight cost controls and volume leverage on higher sales, slightly offset by pricing pressure related to product specific promotions.

General and Administrative Expenses.   For the three months ended October 3, 2015, general and administrative expenses increased $487 or 10.8%, to $5,014 from $4,527 in the comparable period in 2014. Significant items which impacted general and administrative expenses included:

	Three Months Ended October 3, 2015
	Dollars	As a % of Revenue
	(unaudited)
2014 period reported General &Administrative expenses	$4,527	22.1%
Employee compensation and benefit costs, excluding stock compensation	(207)
Amortization of intangible assets	64
Medical device excise tax expense	45
Research and development	112
Stock compensation	112
Other	361
2015 period reported General & Administrative expenses	$5,014	23.9%

During 2015, employee compensation and benefit costs paid in cash decreased $207 due predominantly to no cash bonus plan for 2015 which resulted in a decrease in bonus expense of $173. Research and development costs in 2014 were an allocation from SMI. In 2015, these costs now represent direct costs incurred by Symmetry Surgical and have increased as we have invested in a dedicated team. Other increased $361 driven by higher professional fees related to the Company's separation from SMI and being a stand-alone public company as well as expenses associated with the Vesocclude acquisition.

Sales and Marketing Expenses.   For the three months ended October 3, 2015, sales and marketing expenses increased $13 or 0.3% to $4,160 from $4,147 in the comparable period in 2014, due to lower compensation and benefit costs offset by additional bad debt reserve expense.

Other (Income) Expense.   Interest expense of $47 was incurred for the three months ended October 3, 2015 related to the new financial arrangement put into place December 5, 2014 in connection with the Spin-Off.

Other income for the three months ended October 3, 2015 and September 27, 2014 represents foreign currency exchange rate fluctuations on transactions denominated in foreign currencies as well as a non-cash gain of $67 representing the difference between the fair value and the equity method carrying value of our minority interest in Vesocclude Medical LLC.

Income Tax Expense.   The effective tax rate was an expense of 41.0% for the three months ended October 3, 2015 as compared to 14.3% for the three months ended September 27, 2014. The expense for income taxes increased by $131 for the three months ended October 3, 2015 primarily due to the change in pre-tax income. The effective tax rate in 2015 differs from the U.S. Federal tax rate of 35% primarily because of the impact of state taxes and lower foreign tax rates related to foreign operations.

Nine months ended October 3, 2015 compared to nine months ended September 27, 2014 (Unaudited)

Revenue.   Revenue for the nine months ended October 3, 2015 increased $899 or 1.5%, to $62,387 from $61,488 for the comparable 2014 period. Revenue for each of our product categories in these periods was as follows:

	Nine Months Ended
Revenue by product	October 3, 2015	September 27, 2014	Dollar Change	Percent Change
	(unaudited)
Symmetry Surgical branded	$56,877	$53,796	$3,081	5.7%
Alliance Partners	5,510	7,692	(2,182)	(28.4)%
Total Revenue	$62,387	$61,488	899	1.5%

	Nine Months Ended
Revenue by Geography	October 3, 2015	September 27, 2014	Dollar Change	Percent Change
	(unaudited)
United States	$54,444	$53,904	$540	1.0%
International	7,943	7,584	359	4.7%
Total revenues	$62,387	$61,488	$899	1.5%

The $899 increase in revenue in the nine months ended October 3, 2015 as compared to the comparable 2014 period was primarily driven by improved sales execution efforts and the incremental revenue from the Vesocclude Medical acquisition. Offsetting the improvement was a $2,684 reduction in the New Wave Surgical product line, which was acquired by a third party in the first quarter 2014 and no longer distributed by the Company after April 30, 2014. Additionally, revenue was negatively impacted by the internal sales to Symmetry Medical that ceased with the Spin-Off.

Gross Profit.   Gross profit for the nine months ended October 3, 2015 increased $2,315, or 8.5%, to $29,650 from $27,335 for the comparable 2014 period primarily due to the $899 increase in revenue and improved gross profit as a percentage of revenue. Gross profit as a percentage of revenue increased 3.0%, to 47.5% for the nine months ended October 3, 2015 from 44.5% for the comparable 2014 period. Gross profit as a percentage of revenue was favorably impacted by improved product mix, lower product costs due to favorable exchange rates, tight cost controls and volume leverage on higher sales, slightly offset by pricing pressure related to product specific promotions.

General and Administrative Expenses.   For the nine months ended October 3, 2015, general and administrative expenses increased $823 or 6.0%, to $14,440 from $13,617 in the comparable period in 2014. Significant items which impacted general and administrative expenses included:

	Nine Months Ended October 3, 2015
	Dollars	As a % of Revenue
	(unaudited)
2014 period reported General &Administrative expenses	$13,617	22.1%
Employee compensation and benefit costs, excluding stock compensation	(976)
Amortization of intangible assets	170
Medical device excise tax expense	64
Research and development	310
Stock compensation	340
Other	915
2015 period reported General & Administrative expenses	$14,440	23.1%

During 2015, employee compensation and benefit costs paid in cash decreased $976 due to no cash bonus plan for 2015 which resulted in a decrease in bonus expense of $494, a reduction in severance costs of $261 as well as cost reduction actions taken in the second half of 2014 to improve the cost structure of the business given lower revenue. Research and development costs in 2014 were an allocation from SMI. In 2015 these costs now represent direct costs incurred by Symmetry Surgical and have increased as we have invested in a dedicated team. Other increased $915 driven by higher professional fees related to the Company's separation from SMI and being a stand-alone public company as well as expenses associated with the Vesocclude acquisition.

Sales and Marketing Expenses.   For the nine months ended October 3, 2015, sales and marketing expenses decreased $178 or 1.4% to $12,774 from $12,952 in the comparable period in 2014, due to lower employee compensation and benefit levels, reduced professional fees and efficiencies in exhibition, advertising, and product sample expenses.

Asset Impairment.   During the nine months ended September 27, 2014, the Company recorded a pre-tax non-cash charge in the amount of $10,500. The 2014 impairment was primarily driven by lower revenue due to sluggish hospital spending environment in the U.S. and previously disclosed integration challenges related to the 2011 acquisition of the surgical instruments portfolio from Codman & Shurtleff, Inc. from which the Company did not recover as quickly as previously expected.

Other (Income) Expense.   Interest expense of $174 was incurred for the nine months ended October 3, 2015 related to the new financial arrangement put into place December 5, 2014 in connection with the Spin-off.

Other income for the nine months ended October 3, 2015 and September 27, 2014 represents foreign currency exchange rate fluctuations on transactions denominated in foreign currencies as well as a non-cash gain of $67 representing the difference between the fair value and the equity method carrying value of our minority interest in Vesocclude Medical LLC.

Income Tax Expense.   The effective tax rate was an expense of 33.6% for the nine months ended October 3, 2015 as compared to a benefit of 37.0% for the nine months ended September 27, 2014. The expense for income taxes increased by $4,346 for the nine months ended October 3, 2015 primarily due to the increase in pre-tax income. The effective tax rate in 2015 differs from the U.S. Federal tax rate of 35% primarily because of the impact of foreign tax rates related to foreign operations.

Liquidity and Capital Resources

Liquidity
Our principal source of liquidity is cash generated from operations. Principal uses of cash in 2015 have been for the payments on the Revolving Loan and the acquisition of Vesocclude. We expect that our principal uses of cash in the future will be to pay for capital expenditures, to finance working capital, and to fund possible future acquisitions.

We believe our cash flows from operations, as well as our bank financing arrangement, will permit us to stay committed to our strategic plan of growing the current business as well as growing through acquisitions.

The following table summarizes our primary sources and uses of cash in the periods presented:

	Nine Months Ended
	October 3, 2015	September 27, 2014
	(unaudited)
Net cash flow provided by (used in):
Operating activities	$10,645	$3,313
Investing activities	(4,001)	(311)
Financing activities	(3,876)	(2,194)
Effect of exchange rate changes on cash	(123)	(137)
Net increase in cash	$2,645	$671

Operating Activities.   Operating activities generated cash of $10,645 for the nine months ended October 3, 2015 as compared to $3,313 for the comparable period in 2014, an increase of $7,332. The increase in cash from operations is primarily a result of a decrease in working capital, mainly related to prior year's increased inventory levels to better service customer demands. Cash from operating activities was also positively impacted by higher net income of $7,591, offset by $7,379 of aggregate adjustments for other operating non-cash activities due to prior year's asset impairment and deferred taxes.

Investing Activities.   Net cash used in investing activities was $4,001 for the nine months ended October 3, 2015 compared to $311 for the comparable period in 2014. Investing activities during 2015 consisted of $3,860 related to the acquisition of Vesocclude. In addition, capital expenditures of $145 were $169 lower in the nine months ended October 3, 2015 compared to the nine months ended September 27, 2014, and primarily relate to one time investments in e-commerce and IT infrastructure that did not repeat in 2015.

Financing Activities.   Financing activities used $3,876 of cash for the nine months ended October 3, 2015 compared to a usage of $2,194 in the comparable period of 2014. Financing activities during 2015 related to the net payments on the Revolving Loan. Financing activities during 2014 resulted solely from cash transfers to SMI. Subsequent to the Spin-Off, the Company no longer participates in cash management and funding arrangements with SMI. The Company completed the period ending October 3, 2015 with no borrowings on its Revolving Loan.

Capital Expenditures
Capital expenditures of $145 were $169 lower in the nine months ended October 3, 2015 as compared to the similar period in 2014. Expenditures in 2015 were primarily for information systems.

Debt and Credit Facilities
On December 5, 2014, the Company, Specialty Surgical Instrumentation, Inc. and Olsen Medical, LLC (collectively, the “Borrowers”) entered into a Credit Agreement (the “Credit Agreement”) with Capital One (formerly known as General Electric Capital Corporation "GECC"), which provides for a Revolving Loan of up to $20,000, subject to a borrowing base limitation. Any amounts outstanding under the Revolving Loan are due and payable on December 5, 2019. Amounts outstanding under the Credit Agreement bear interest at LIBOR plus 3.25%, or the Base Rate (which will generally be based on the prime rate as published by the Wall Street Journal from time to time) plus 2.25%. Borrowings under this revolving loan are classified as current due to the existence of cash dominion by Capital One. In February 2015, we amended the Credit Agreement to allow for a collateral cash account which is excluded from the cash dominion.  This collateral cash account is included in other assets in the consolidated balance sheets. In August 2015, we amended the Credit Agreement to allow for the acquisition of Vesocclude Medical. As of October 3, 2015, there were no outstanding borrowings under our Credit Agreement.

The Credit Agreement is guaranteed by Symmetry Surgical International, Inc., Symmetry Surgical Vesocclude, LLC, S.S.I.I. LP, LLC and Symmetry Medical SSI Real Estate LLC (collectively the “Guarantors”). The Revolving Loan is secured by a first-priority perfected security interest in substantially all of the tangible and intangible assets of the Borrowers and the Guarantors, including a pledge of 100% of the equity interests of each domestic subsidiary.

The Credit Agreement includes customary covenants for facilities of this type, including limitations on indebtedness, liens, investments and acquisitions, loans and advances, mergers and consolidations, sales of assets, and dividends, stock repurchases and other restricted payments. In addition, the Credit Agreement requires that Borrowers maintain a minimum fixed charge coverage ratio of 1.25 to 1.00 tested at the close of each fiscal quarter beginning March 31, 2015, based on the preceding four fiscal quarters, and maintain at all times minimum liquidity (the sum of cash, cash equivalent and available borrowing capacity under the borrowing base) of $1,500, tested monthly. As of October 3, 2015, the borrowing base limitation was $12,491 and fully available.

We believe that cash flow from operating activities and borrowings on our Revolving Loan will be sufficient to fund currently anticipated working capital, planned capital spending and debt service requirements for the foreseeable future, including at least the next twelve months.

Off-Balance Sheet Arrangements
Off-balance sheet arrangements include our operating leases.

Environmental
We incurred almost zero capital expenditures specifically for environmental compliance and health and safety in the third quarter of 2015. In connection with past acquisitions, we completed Phase I environmental assessments and did not find any significant issues that we believe needed to be remediated. Based on information currently available, we do not believe that we have any material environmental liabilities. We cannot be certain, however, that environmental issues will not be discovered or arise in the future related to these acquisitions or existing facilities.

Critical Accounting Policies and Estimates
The preparation of the consolidated and combined financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for fiscal year ended January 3, 2015, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no material changes to these critical accounting policies that impacted our reported amounts of assets, liabilities, revenues or expenses during the nine months ended October 3, 2015.

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

In connection with the preparation of this Report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter covered by this report on Form 10-Q.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 3, 2015.

Changes in Internal Control over Financial Reporting
There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fiscal quarter covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Information pertaining to legal proceedings is provided in Note 14 entitled "Commitments and Contingencies" of the Notes to consolidated and combined financial statements included under Item 1, "Financial Statements," and is incorporated by reference herein.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

10.16†	Form Amendment to Restricted Stock and Cash Incentive Agreement issued under 2014 Equity Incentive Plan.*

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act.*

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

November 9, 2015