Form 10-Q
period 2016-04-02
Symmetry Surgical Inc.
filed 2016-05-09
CIK 1616101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2016

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

The number of shares outstanding of the registrant’s common stock as of May 6, 2016 was 10,740,184 shares.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. These forward-looking statements generally can be identified by the use of words such as “anticipate,” “expect,” “plan,” “could,” “may,” “will,” “believe,” “estimate,” “forecast,” “goal,” “project,” and other words of similar meaning. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about the benefits and effects of the transaction, the expected timing of the completion of the transaction, the amounts to be received by shareholders. Each forward-looking statement contained in this Quarterly Report on Form 10-Q is subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statement. Applicable risks and uncertainties include, among others, uncertainties as to the timing of the transaction; uncertainties as to whether Symmetry shareholders will approve the transaction; the risk that competing offers will be made; the possibility that various closing conditions for the transaction may not be satisfied or waived, including that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the transaction, or the terms of such approval; the effects of disruption from the transaction making it more difficult to maintain relationships with employees, customers, vendors and other business partners; the risk that shareholder litigation in connection with the transaction may result in significant costs of defense, indemnification and liability; other business effects, including the effects of industry, economic or political conditions outside of the parties’ control; operating costs and business disruption following completion of the transaction, including adverse effects on employee retention and on Symmetry’s business relationships with third parties; transaction costs; and the risks identified under the heading “Risk Factors” in Symmetry’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 1, 2016, as well as Symmetry’s subsequent Current Reports on Form 8-K and other information filed by the Company with the SEC. Symmetry cautions investors not to place considerable reliance on the forward-looking statements contained in this Quarterly Report on Form 10-Q. You are encouraged to read Symmetry’s filings with the SEC, available at www.sec.gov, for a discussion of these and other risks and uncertainties. The forward-looking statements in this press release speak only as of the date of this release, and Symmetry undertakes no obligation to update or revise any of these statements. Symmetry’s business is subject to substantial risks and uncertainties, including those referenced above. Investors, potential investors, and others should give careful consideration to these risks and uncertainties.

PART I FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

SYMMETRY SURGICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	April 2, 2016	January 2, 2016
	(unaudited)
ASSETS:
Current Assets:
Cash	$11,242	$8,072
Accounts receivable, net	9,045	10,922
Inventories	24,058	23,076
Other current assets	1,646	1,624
Total current assets	45,991	43,694
Property and equipment, net	2,117	2,258
Deferred income taxes	24,285	24,291
Goodwill	9,344	9,341
Intangible assets, net of accumulated amortization	72,377	73,719
Other assets	654	678
Total Assets	$154,768	$153,981

LIABILITIES AND EQUITY:
Current Liabilities:
Accounts payable	$6,680	$6,240
Accrued wages and benefits	1,734	1,785
Other accrued expenses	1,136	1,540
Contingent purchase liability, current	2,073	1,047
Accrued income taxes	119	201

Total current liabilities	11,742	10,813
Contingent purchase liability, non-current	120	1,136
Other long-term liabilities	1,046	1,019

Total Liabilities	12,908	12,968

Commitments and contingencies

Stockholders' Equity:
Common Stock, $.0001 par value; 50,000 shares authorized; shares issued April 2, 2016-10,740; January 2, 2016-10,535	1	1
Additional paid-in capital	140,906	140,460
Retained earnings	1,358	1,084
Accumulated other comprehensive loss	(405)	(532)
Total Stockholders' Equity	141,860	141,013
Total Liabilities and Equity	$154,768	$153,981
See accompanying notes to condensed consolidated financial statements.

SYMMETRY SURGICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands; Except Per Share Data; Unaudited)

	Three Months Ended
	April 2, 2016	April 4, 2015

Revenue	$21,240	$20,774
Cost of revenue	10,861	10,889
Gross profit	10,379	9,885
Sales and marketing expenses	4,699	4,473
General and administrative expenses	5,138	4,561
Operating income	542	851

Other (income) expense:
Interest expense	46	64
Other	188	(263)
Income before income taxes	308	1,050
Income tax expense	34	294
Net income	$274	$756

Net income per share:
Basic	$0.03	$0.08
Diluted	$0.03	$0.08

Weighted average common shares and equivalent shares outstanding:
Basic	9,733	9,587
Diluted	9,821	9,603

See accompanying notes to condensed consolidated financial statements.

SYMMETRY SURGICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands; Unaudited)

	Three Months Ended
	April 2, 2016	April 4, 2015

Net income	$274	$756

Other comprehensive income (loss):
Foreign currency translation adjustments	131	(307)
Pension plan actuarial gain (loss), net of taxes	(4)	29
Comprehensive income (loss)	$401	$478

See accompanying notes to condensed consolidated financial statements.

SYMMETRY SURGICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(In Thousands; Unaudited)

	Three Months Ended
	April 2, 2016	April 4, 2015
Operating activities
Net income	$274	$756
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	218	241
Amortization	1,359	1,400
Amortization of debt issuance costs	22	22
Net (gain) loss on sale of assets	—	2
Deferred income tax provision	12	121
Stock-based compensation	446	298
Unrealized foreign currency transaction (gain) loss	49	(26)
Change in operating assets and liabilities:
Accounts receivable	1,925	(167)
Other assets	8	183
Inventories	(982)	(1,022)
Current income taxes	(85)	156
Accounts payable	420	1,149
Accrued expenses and other	(521)	76
Net cash provided by operating activities	3,145	3,189

Investing activities
Purchases of property and equipment	(76)	(53)
Proceeds from sale of property and equipment	—	3
Net cash used in investing activities	(76)	(50)

Financing activities
Proceeds from Revolving Loan	—	69
Payments on Revolving Loan	—	(2,445)
Net cash provided by (used in) financing activities	—	(2,376)
Effect of exchange rate changes on cash	101	(337)
Net increase in cash	3,170	426
Cash at beginning of period	8,072	2,994

Cash at end of period	$11,242	$3,420

See accompanying notes to condensed consolidated financial statements.

SYMMETRY SURGICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

On August 28, 2015, the Company acquired the assets of Vesocclude Medical, LLC ("Vesocclude Medical" or "Vesocclude") for $4,055 in cash, gross of the Company's 4.8% existing minority interest in Vesocclude and up to an additional $2,200 in contingent consideration based on the achievement of milestones discussed in Note 4. Vesocclude's portfolio of titanium ligation clips and appliers are used in surgical procedures to close tubal anatomic structures such as blood vessels or ducts. Vesocclude products are primarily sold in the U.S. direct to hospitals but in some territories are sold through stocking distributors and kit packers.  Internationally, Vesocclude products are sold through stocking distributors.

On December 1, 2015, the Company acquired the patent protected, ultra-low profile, soft-tissue retraction technology and related product portfolio and other assets from privately held Insightra® Medical for $400 in cash as well as a royalty on future sales with a fair value of $107 as of the date of acquisition. The portfolio, formerly known as ReeTrakt, will be re-launched under the Symmetry Surgical brand as the Symmetry Access™ Low Profile Retractor beginning in the first half of 2016. The Symmetry Access™ Low Profile Retractor is a single-use product with an ultra-low profile that supports minimal/small incision surgical procedures by providing better surgical access and field of view. Symmetry Surgical plans to launch this product through our existing sales channel in the U.S. and internationally.

The Company includes the consolidated operations of Specialty Surgical Instrumentation, Inc. (d/b/a Symmetry Surgical Inc.), Olsen Medical, LLC, Symmetry Surgical Vesocclude, LLC, Symmetry Surgical Netherlands, CV, Symmetry Surgical Netherlands, BV, Symmetry Surgical, GmbH and Symmetry Surgical Switzerland, GmbH.

2. Basis of Presentation
The condensed consolidated financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments of a normal recurring nature considered necessary to present fairly the consolidated financial position of the Company, its results of operations and cash flows. The Company’s results are subject to seasonal fluctuations. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements included herein should be read in conjunction with the fiscal year 2015 consolidated and combined financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for fiscal year 2015.

The Company’s fiscal year is the 52 or 53 week period ending on the Saturday closest to December 31. Fiscal year 2016 is a 52 week year ending December 31, 2016.  The Company’s interim quarters for 2016 are 13 weeks long and quarter-end dates have been set as April 2, 2016, July 2, 2016 and October 1, 2016. Fiscal year 2015 was a 52 week year (ending January 2, 2016). The Company’s interim quarters for 2015 were 13 weeks long, ending April 4, 2015, July 4, 2015 and October 3, 2015. References in these condensed consolidated financial statements to the three months ended refer to these financial periods, respectively.

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

Leases. In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This new guidance will require lessees to reflect most leases on the balance sheet. The standard is effective for the Company beginning in fiscal 2020. Early adoption is permitted. The standard must be adopted using a modified retrospective transition, with the new guidance applied to the beginning of the earliest comparative period presented. The Company is evaluating the impact of the adoption of this guidance on its financial statements.

Compensation - Stock Compensation: Improvements in Employee Share-Based Payment Accounting. In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This new guidance outlines new provisions intended to simplify various aspects related to accounting for share-based payments and their presentation in the financial statements. The Company has elected to adopt this guidance in its financial statements as of January 3, 2016. The adoption of this standard, which requires the excess tax benefit resulting from the vesting of restricted stock to be recorded as an income tax benefit had an impact $86 for the three months ended April 2, 2016.

4. Acquisitions
On August 28, 2015, the Company acquired the assets of Vesocclude for $4,055 in cash and up to an additional $2,200 in contingent consideration; each of which are gross of the Company's 4.8% existing minority interest in Vesocclude. The contingent consideration involves two contingent purchase payments. Contingent purchase liability No. 1 is based on achieving certain milestones related to new product introduction. Contingent purchase liability No. 2 is based on reaching specified new product commercial sales levels. The settlement of these contingent purchase liabilities can be made in cash or the Company's common stock or any combination thereof at the Company's option. The Company believes the Vesocclude acquisition further expands its Symmetry Surgical branded product offerings and augments the geographic coverage of its sales force as well as allows Symmetry Surgical to extend its brand through the legacy Vesocclude sales channels both in the U.S. and internationally.

The following table summarizes the fair value of the total consideration which has been preliminarily allocated to the fair value of the assets and liabilities acquired based on the Company's internal operational assessments and other analyses which are Level 3 measurements.  The preliminary purchase price allocation has been completed based on all information currently available.

Net cash consideration	$3,860
Contingent purchase liability No. 1	1,034
Contingent purchase liability No. 2	1,013
Pre-existing ownership interest	186
Gain on pre-existing ownership interest	67
Fair value of total consideration	$6,160

Inventory	$962
Property and equipment	252
Acquired customers	1,010
Trademarks	280
Acquired technology and patents	800
Other assets, non-current	637
Non-compete	25
Net identifiable assets acquired	$3,966

Goodwill	$2,194

In accordance with accounting guidance, the Company estimated the fair value of the contingent consideration as of the acquisition date and included such contingent purchase liabilities as a component of total purchase price as noted above. The potential undiscounted amount of each future payment that the Company could be required to make under the agreement is between $0 and $2,200 in the aggregate. The fair value of the contingent consideration arrangement of $2,047 was estimated by applying a market approach. That measure is based on significant inputs that are not observable in the market, also referred to as Level 3 inputs. As of April 2, 2016, key assumptions include a discount rate of 13.16% and an estimated level of probability. Changes to the fair value of the contingent consideration, subsequent to the initial purchase date, have been reflected in the statement of operations, which totaled $26 of expense in fiscal 2015 and a $4 benefit during the three month period ended April 2, 2016.

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

In accordance with accounting guidance, the Company estimated the fair value of the contingent consideration as of the acquisition date and included such contingent purchase liabilities as a component of total purchase price as noted above. The potential undiscounted amount of each future payment that the Company could be required to make under the agreement is between $0 and $1,000 in the aggregate. The fair value of the contingent consideration arrangement of $107 was estimated by applying a market approach. That measure is based on significant inputs that are not observable in the market, also referred to as Level 3 inputs. As of April 2, 2016, key assumptions include a discount rate of 38.90% and an estimated level of probability. Changes to the fair value of the contingent consideration, subsequent to the initial purchase date, have been reflected in the statement of operations, which totaled $13 of expense during the three month period ended April 2, 2016.

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

5. Inventories
Inventories consist of the following:

	April 2, 2016	January 2, 2016
	(unaudited)
Raw material	$951	$1,032
Work-in-process	54	141
Finished goods	23,053	21,903
	$24,058	$23,076

6. Property and Equipment
Property and equipment, including depreciable lives, consists of the following:

	April 2, 2016	January 2, 2016
	(unaudited)
Buildings and improvements (20 to 40 years)	$572	$560
Machinery and equipment (5 to 15 years)	1,827	1,816
Office equipment (3 to 5 years)	3,730	3,686
Construction-in-progress	22	10
	6,151	6,072
Less accumulated depreciation	(4,034)	(3,814)
	$2,117	$2,258

7. Intangible Assets
As of April 2, 2016, the balances of intangible assets, other than goodwill, were as follows:

	Weighted-Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Acquired customers	19	$92,380	$(24,215)	$68,165
Trademarks	13	4,014	(944)	3,070
Acquired technology, patents and other	13	1,521	(379)	1,142
Intangible assets subject to amortization	19	$97,915	$(25,538)	$72,377

As of January 2, 2016, the balances of intangible assets, other than goodwill, were as follows:

	Weighted-Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets

Acquired customers	19	$92,355	$(22,961)	$69,394
Trademarks	13	4,014	(866)	3,148
Acquired technology, patents and other	13	$1,521	$(344)	1,177
Intangible assets subject to amortization	19	$97,890	$(24,171)	$73,719

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

As of April 2, 2016, the Company held contingent purchase liabilities required to be measured at fair value on a recurring basis. The Company's contingent purchase liabilities associated with the acquisitions of Vesocclude Medical and Insightra Medical are not observable. The fair value of these liabilities have unobservable inputs in which little or no market data exists, therefore requiring the Company to categorize these liabilities as Level 3 and to re-measure the liability using its own assumptions in accordance with ASC 820. The contingent liabilities will continue to be accounted for and measured at fair value until the contingencies are settled or expire.

The fair value and carrying value of the Company's liabilities measured at fair value on a recurring basis is as follows:

	April 2, 2016				January 2, 2016
	Fair Value Measurements				Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(unaudited)
Liabilities
Contingent purchase liability #1	$—	$—	$1,047	$1,047	$—	$—	$1,047	$1,047
Contingent purchase liability #2	—	—	1,026	1,026	—	—	1,029	1,029
Contingent purchase liability #3	—	—	120	120	—	—	107	107
Total liabilities	$—	$—	$2,193	$2,193	$—	$—	$2,183	$2,183

Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. Assets and liabilities acquired in business combinations (see Note 4) are recorded at their fair value as of the date of acquisition.

The Company reviews for goodwill impairment annually on the first day of the fourth fiscal quarter and more frequently if circumstances indicate its carrying value may not be recoverable. When a quantitative assessment is deemed appropriate, the fair value of the reporting unit is determined using the income approach. The income approach focuses on the income-producing capability of an asset, measuring the current value of the asset by calculating the present value of its future economic benefits such as cash earnings, cost savings, tax structure and product offerings. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation and risks associated with the reporting unit. These assets are classified within Level 3, in the event that the Company were required to measure and record such assets at fair value within its consolidated financial statements.

The Company periodically evaluates the carrying value of long-lived assets to be held and used, including definite-lived intangible assets and property plant and equipment, when events or circumstances warrant such a review. Fair value is determined primarily using anticipated cash flows assumed by a market participant, discounted at a rate commensurate with the risk involved and these assets would generally be classified within Level 3, in the event that the Company were required to measure and record such assets at fair value within its consolidated financial statements.

The interest rates on the Company's borrowings under the revolving credit facility are adjusted regularly to reflect current market rates and thus carrying value approximates fair value for these borrowings as there is no active market for our Revolving Loan which is classified as Level 3.

9. Debt Arrangements
On December 5, 2014, the Company, Specialty Surgical Instrumentation, Inc. and Olsen Medical, LLC (collectively, the “Borrowers”) entered into a Credit Agreement (the “Credit Agreement”) with Capital One (formally known as General Electric Capital Corporation "GECC"), which provides for a revolving loan of up to $20,000, subject to a borrowing base limitation (the "Revolving Loan"). The Credit Agreement, which is senior and secured, had $0 outstanding as of April 2, 2016 and January 2, 2016. Any amounts outstanding under the Revolving Loan are due and payable on December 5, 2019. Amounts outstanding under the Credit Agreement bear interest at LIBOR plus 3.25%, or the Base Rate (which will generally be based on the prime rate as published by the Wall Street Journal from time to time) plus 2.25%. Borrowings under the Revolving Loan are classified as current due to the existence of a cash dominion by Capital One. In August 2015, the Company amended the Credit Agreement to allow for the acquisition of Vesocclude Medical.

The Company has deferred debt issuance costs of $324 and $346 as of April 2, 2016 and January 2, 2016, respectively, reflected in other current assets in the consolidated balance sheets.

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

The Credit Agreement includes customary covenants for facilities of this type, including limitations on indebtedness, liens, investments and acquisitions, loans and advances, mergers and consolidations, sales of assets, and dividends, stock repurchases and other restricted payments. In addition, the Credit Agreement requires that Borrowers maintain a minimum fixed charge coverage ratio of 1.25 to 1.00 tested at the close of each fiscal quarter, based on the preceding four fiscal quarters, and maintain at all times minimum liquidity (the sum of cash, cash equivalent and available borrowing capacity under the borrowing base) of $1,500, tested monthly. As of April 2, 2016, the borrowing base limitation was $12,415 and fully available.

The Company was in compliance with all covenants as of April 2, 2016.

10. Income Taxes
For the three months ended April 2, 2016 and April 4, 2015, the Company recorded an income tax provision of $34 and $294, respectively, representing an effective tax rate of 11% and 28%, respectively. For the three months ended April 2, 2016, the provision for income taxes differs from that computed at the Federal statutory rate of 34% in 2016 primarily due to the adoption of a new accounting pronouncement which requires the excess tax benefit resulting from the vesting of restricted stock to be recorded as an income tax benefit as well as state taxes. For the three months ended April 4, 2015, the provision for income taxes differs from that computed at the Federal statutory rate of 34% due to the impact of foreign operations. As of April 2, 2016, there were no uncertain tax positions.

11. Commitments and Contingencies
Unconditional Purchase Obligations.  The Company has a contract, which was effective September 2014, to purchase finished instruments through August 2019. Based on contractual pricing at April 2, 2016, the remaining minimum purchase obligation totaled $1,437.  Purchases under the contract totaled approximately $57 for the three months ended April 2, 2016.  These purchases are not in excess of forecasted requirements.

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

On September 29, 2014, a purported class action complaint challenging the company’s former parent’s merger and the Company’s spin-out as a stand-alone public company was filed by Resolution Partners, an alleged stockholder of SMI, and all others similarly situated, in the Kosciusko Circuit Court in the state of Indiana. The complaint named as defendants Symmetry Medical Inc. (“SMI”), the members of the board of directors of SMI, Genstar Capital LLC, Tecomet’s sponsor (‘‘Genstar’’), Tecomet, Holdings and TecoSym Inc. The complaint generally alleges, among other things, that the members of the SMI board of directors breached their fiduciary duties to Resolution Partners and SMI stockholders during merger negotiations and by entering into the Merger Agreement and approving the Merger, and that Genstar and Tecomet allegedly aided and abetted such alleged breaches of fiduciary duties. The complaint further alleges that the joint proxy statement/prospectus filed by Symmetry Surgical with the SEC on September 5, 2014, which contained the preliminary proxy statement of SMI, was misleading or omitted certain allegedly material information. The complaint sought, among other relief, injunctive relief enjoining consummation of the Merger, compensatory and/or rescissory damages in an unspecified amount and costs and fees. The parties settled the suit prior to the consummation of the transaction, for no additional consideration and a few additional disclosures filed in a Form 8-k, although left the issue of a claim for fees and costs for resolution at a later time, either through agreement or via a court hearing.  The Company has agreed with SMI to share equally in any fee award, up to 50% of the remaining insurance deductible.   The parties have agreed to a settlement of all claims based on the Form 8-k that was filed prior to the closing on the transaction and which shared additional information related to it. There is a settlement conference scheduled for May 13, 2016 to confirm settlement. The Company does not believe this will have a significant impact on its financial position, results of operations or cash flows.

12. Net Income Per Share
The following table sets forth the computation of earnings per share.

	Three Months Ended
	April 2, 2016	April 4, 2015
	(unaudited)
Net income for basic earnings per share:
Income available to common shares - Basic	$274	$756
Basic weighted average common shares outstanding	9,733	9,587
Net income attributable to common shareholders	$0.03	$0.08
Net income for diluted earnings per share:
Income available to common shares - Diluted	$274	$756
Basic weighted average common shares outstanding	9,733	9,587
Effect of dilution	88	16
Diluted weighted average common shares outstanding	9,821	9,603
Net income attributable to common shareholders	$0.03	$0.08

As of April 2, 2016, the diluted weighted average share calculation does not include performance based restricted stock awarded in 2014 and 2015 totaling 735 shares due to the performance criteria not being completed.

13. Product and Geographic Information
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

Revenues are attributed to geographic locations based on the location to which the Company ships its products.

Revenues to External Customers:

	Three Months Ended
Revenue by Geography	April 2, 2016	April 4, 2015
	(unaudited)
United States	$18,815	$17,854
International	2,425	2,920
Total revenues	$21,240	$20,774

Revenues by Product:

	Three Months Ended
	April 2, 2016	April 4, 2015
	(unaudited)
Symmetry Surgical branded	$19,374	$19,034
Alliance Partners	1,866	1,740
Total revenues	$21,240	$20,774

14. Subsequent Events
On May 2, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Symmetry Surgical Holdings, Inc., a Delaware corporation (“Parent”), and Symmetry Acquisition Corp, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company, with the Company surviving as a wholly-owned subsidiary of Parent (the “Merger”). Parent and Merger Sub are beneficially owned by an affiliate of RoundTable Healthcare Partners. The Merger Agreement was unanimously approved by the Company’s Board of Directors on May 2, 2016.

At the effective time of the Merger, each share of Company common stock issued and outstanding immediately prior to the effective time of the Merger (other than shares owned by (i) the Company, Parent, Merger Sub or any direct or indirect subsidiary of any of the Company, Parent or Merger Sub immediately prior to the effective time of the Merger or (ii) stockholders who have properly exercised and perfected appraisal rights under Delaware law) will be converted automatically into the right to receive $13.10 in cash, without interest (the “Merger Consideration”). Company stock-based awards, including restricted stock, will generally be cancelled and converted automatically into a right to receive the Merger Consideration upon completion of the Merger. All performance-based vesting criteria in respect of stock-based awards will generally be deemed earned at the target level of performance for purposes of calculating amounts payable.

Each party’s obligation to implement the Merger is subject to certain customary conditions, including, without limitation: (i) the affirmative vote of the holders of a majority of outstanding shares of the Company’s common stock to adopt the Merger Agreement, (ii) the expiration or early termination of all applicable waiting periods (and any extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and applicable antitrust and competition laws of other jurisdictions in connection with the Merger and receipt of any required approvals thereunder, (iii) the absence of any order issued or pending seeking to enjoin the Merger or any of the other transactions contemplated by the Merger Agreement, (iv) the truth and accuracy of the parties’ respective representations and warranties in the Merger Agreement (generally subject to certain materiality and other qualifiers, as set forth in the Merger Agreement), and (v) the performance of, and compliance with, the parties’ respective agreements and covenants under the Merger Agreement in all material respects.

The Merger Agreement provides that the Company must pay Parent a termination fee of $5,600 if the Merger Agreement is terminated under certain circumstances as described in the Merger Agreement. The Company is obligated to pay the reasonable and documented out-of-pocket fees and expenses of Parent and Merger Sub up to a cap of $2,750 in connection with the termination of the Merger Agreement under certain circumstances in which the termination fee is not payable, as described in the Merger Agreement.

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

On December 1, 2015, we acquired the patent protected, ultra-low profile, soft-tissue retraction technology and related product portfolio and other assets from privately held Insightra® Medical for $400 in cash as well as a royalty on future sales. The portfolio, formerly known as ReeTrakt, has re-launched under the Symmetry Surgical brand as the Symmetry Access™ Low Profile Retractor commencing March of 2016. The Symmetry Access™ Low Profile Retractor is a single-use product with an ultra-low profile that supports minimal/small incision surgical procedures by providing better surgical access and field of view. The product is designed to minimize tissue damage by providing gentle and adjustable tissue retraction without a bridge, arms or handles that reduce access to the surgical site. The portfolio offers a variety of tissue retraction tips and adheres securely to the surgical drape or skin, eliminating the need for hand-held retraction during a case. The Company has launched this product as a Symmetry Surgical branded product offering through its existing sales channel in the U.S and internationally.

Symmetry Surgical has operations in the U.S., Germany and Switzerland, and includes the consolidated operations of Specialty Surgical Instrumentation, Inc. (d/b/a Symmetry Surgical Inc.), Olsen Medical, LLC, Symmetry Surgical Vesocclude LLC, Symmetry Surgical Netherlands, CV, Symmetry Surgical Netherlands, BV, Symmetry Surgical, GmbH and Symmetry Surgical Switzerland GmbH.

During the first quarter 2016, our revenue increased $466, or 2.2%, compared to the first quarter 2015. First quarter revenue growth was driven by continued momentum in our U.S. business despite softness in the market, partially offset by weaker international sales due to currency related headwinds.

On May 2, 2016, the Company entered into the Merger Agreement with Parent and Merger Sub, pursuant to which Merger Sub will merge with and into the Company, with the Company surviving as a wholly-owned subsidiary of Parent. Parent and Merger Sub are beneficially owned by an affiliate of RoundTable Healthcare Partners. The Merger Agreement was unanimously approved by the Company’s Board of Directors on May 2, 2016.

At the effective time of the Merger, each share of Company common stock issued and outstanding immediately prior to the effective time of the Merger (other than shares owned by (i) the Company, Parent, Merger Sub or any direct or indirect subsidiary of any of the Company, Parent or Merger Sub immediately prior to the effective time of the Merger or (ii) stockholders who have properly exercised and perfected appraisal rights under Delaware law) will be converted automatically into the right to receive $13.10 in cash, without interest (the “Merger Consideration”). Company stock-based awards, including restricted stock, will generally be cancelled and converted automatically into a right to receive the Merger Consideration upon completion of the Merger. All performance-based vesting criteria in respect of stock-based awards will generally be deemed earned at the target level of performance for purposes of calculating amounts payable.

The Merger Agreement provides that the Company must pay Parent a termination fee of $5,600 if the Merger Agreement is terminated under certain circumstances as described in the Merger Agreement. The Company is obligated to pay the reasonable and documented out-of-pocket fees and expenses of Parent and Merger Sub up to a cap of $2,750 in connection with the termination of the Merger Agreement under certain circumstances in which the termination fee is not payable, as described in the Merger Agreement.

Three months ended April 2, 2016 compared to three months ended April 4, 2015 (unaudited)

Revenue.   Revenue for the three months ended April 2, 2016 increased $466, or 2.2%, to $21,240 from $20,774 for the comparable 2015 period.  Revenue for each of our principal product categories in these periods was as follows:

	Three Months Ended
Revenue by product	April 2, 2016	April 4, 2015	Dollar Change	Percent Change
	(unaudited)
Symmetry Surgical branded	$19,374	$19,034	$340	1.8%
Alliance Partners	1,866	1,740	126	7.2%
Total revenues	$21,240	$20,774	$466	2.2%

	Three Months Ended
Revenue by Geography	April 2, 2016	April 4, 2015	Dollar Change	Percent Change
	(unaudited)
United States	$18,815	$17,854	$961	5.4%
International	2,425	2,920	(495)	(17.0)%
Total revenues	$21,240	$20,774	$466	2.2%

During the first quarter 2016, our revenue increased $466, or 2.2%, compared to the first quarter 2015. First quarter revenue growth was driven by continued momentum in our U.S. business despite softness in the market, partially offset by weaker international sales due to currency related headwinds.

Revenue from U.S. sales improved $961, or 5.4%, representing the fifth consecutive quarter of year over year growth. International revenue was down $495, or 17.0% as a result of previously communicated headwinds related to the continued strengthening of the U.S. dollar, which causes our products to become more expensive for international customers.

Symmetry Surgical Branded revenue was up $340, or 1.8% compared to the prior year and was our sixth consecutive quarter of year over year growth in Symmetry Surgical branded products. Alliance Partners product revenue improved 7.2%, which demonstrates our ability to leverage our existing sales channels to bring these products to market. Both of these growth rates have been adjusted to reflect the transition of the Vesocclude product line from the Alliance Partners products category to the Symmetry Surgical branded category due to Symmetry’s acquisition of the assets of Vesocclude Medical on August 28, 2015.

Gross Profit.  Gross profit for the three months ended April 2, 2016 increased $494, or 5.0%, to $10,379 from $9,885 for the comparable 2015 period. Gross profit as a percentage of revenue increased 1.3%, to 48.9% for the three months ended April 2, 2016 from 47.6% for the comparable 2015 period. First quarter 2016 gross profit was favorably impacted by geographic mix, product mix due to acquisitions, lower product costs due to favorable exchange rates and product resourcing efforts, and tight cost controls.

General and Administrative Expenses.   For the three months ended April 2, 2016, general and administrative expenses increased $577 or 12.7%, to $5,138 from $4,561 in the comparable period in 2015. Significant items which impacted general and administrative expenses included:

	Three Months Ended April 2, 2016
	Dollars	As a % of Revenue
	(unaudited)
2015 period reported General &Administrative expenses	$4,561	22.0%
Employee compensation and benefit costs, excluding stock compensation	152
Amortization of intangible assets	(42)
Medical device excise tax expense	(111)
Research and development	178
Stock compensation	147
Other	253
2016 period reported General & Administrative expenses	$5,138	24.2%

During 2016, employee compensation and benefit costs paid in cash increased $152 due predominantly to employer tax expense associated with vesting of employee restricted stock. Medical device excise tax expense was zero in first quarter 2016 due to the repeal of the associated governmental legislation. Research and development costs have increased with the addition of Vesocclude Medical during the period as well as new product development staff and projects. Stock compensation increased due to continued expense for prior year grants as well as the addition of new 2016 grants. Other increased $253 driven by compensation paid in cash to the Company's board of directors which were paid in the form of restricted stock during 2015 as well as the Company incurred professional fee expenses associated with the Insightra acquisition.

Sales and Marketing Expenses.   For the three months ended April 2, 2016, sales and marketing expenses increased $226 or 5.1% to $4,699 from $4,473 in the comparable period in 2015, due to increased compensation and benefit costs related to increased headcount as well as additional commissions as a function of increased revenue offset by a reduction in marketing expenses due to the timing of trade show costs.

Other (Income) Expense.   Interest expense of $46 was incurred for the three months ended April 2, 2016 as compared to $64 for the comparable 2015 period.

Other income for the three months ended April 2, 2016 and April 4, 2015 represents foreign currency exchange rate fluctuations on transactions denominated in foreign currencies.

Income Tax Expense.   The effective tax rate was an expense of 11.0% for the three months ended April 2, 2016 as compared to 28.0% for the three months ended April 4, 2015. The expense for income taxes decreased by $260 for the three months ended April 2, 2016 due to the change in pre-tax income as well as the adoption of a new accounting pronouncement which requires the excess tax benefit resulting from the vesting of restricted stock to be recorded as an income tax benefit, which benefited income taxes by $86 for the three months ended April 2, 2016.

Liquidity and Capital Resources

Liquidity
Our principal source of liquidity is cash generated from operations. Principal source of cash in 2016 has been from working capital. We expect that our principal uses of cash in the future will be to pay for capital expenditures, to finance working capital, and to fund possible future acquisitions.

We believe our cash flows from operations, as well as our bank financing arrangement, will permit us to stay committed to our strategic plan of growing the current business as well as growing through acquisitions.

The following table summarizes our primary sources and uses of cash in the periods presented:

	Three Months Ended
	April 2, 2016	April 4, 2015
	(unaudited)
Net cash flow provided by (used in):
Operating activities	$3,145	$3,189
Investing activities	(76)	(50)
Financing activities	—	(2,376)
Effect of exchange rate changes on cash	101	(337)
Net increase in cash	$3,170	$426

Operating Activities.   Operating activities generated cash of $3,145 for the three months ended April 2, 2016 as compared to $3,189 for the comparable period in 2015, a decrease of $44. The decrease in cash from operations is primarily a result of a decrease in net income of $482 offset by improvements in working capital of $390.

Investing Activities.   Net cash used in investing activities was $76 for the three months ended April 2, 2016 compared to $50 for the comparable period in 2015, both periods representing capital expenditures primarily for information systems.

Financing Activities.   Financing activities used $2,376 of cash for the three months ended April 4, 2015 related to the net payments on the Revolving Loan.

Debt and Credit Facilities
On December 5, 2014, the Company, Specialty Surgical Instrumentation, Inc. and Olsen Medical, LLC (collectively, the “Borrowers”) entered into a Credit Agreement (the “Credit Agreement”) with Capital One (formerly known as General Electric Capital Corporation "GECC"), which provides for a Revolving Loan of up to $20,000, subject to a borrowing base limitation. Any amounts outstanding under the Revolving Loan are due and payable on December 5, 2019. Amounts outstanding under the Credit Agreement bear interest at LIBOR plus 3.25%, or the Base Rate (which will generally be based on the prime rate as published by the Wall Street Journal from time to time) plus 2.25%. Borrowings under this revolving loan are classified as current due to the existence of cash dominion by Capital One. In February 2015, we amended the Credit Agreement to allow for a collateral cash account which is excluded from the cash dominion.  This collateral cash account is included in other assets in the consolidated balance sheets. In August 2015, we amended the Credit Agreement to allow for the acquisition of Vesocclude Medical. As of April 2, 2016, there were no outstanding borrowings under our Credit Agreement.

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

The Credit Agreement includes customary covenants for facilities of this type, including limitations on indebtedness, liens, investments and acquisitions, loans and advances, mergers and consolidations, sales of assets, and dividends, stock repurchases and other restricted payments. In addition, the Credit Agreement requires that Borrowers maintain a minimum fixed charge coverage ratio of 1.25 to 1.00 tested at the close of each fiscal quarter beginning March 31, 2015, based on the preceding four fiscal quarters, and maintain at all times minimum liquidity (the sum of cash, cash equivalent and available borrowing capacity under the borrowing base) of $1,500, tested monthly. As of April 2, 2016, the borrowing base limitation was $12,415 and fully available.

We believe that cash flow from operating activities and borrowings on our Revolving Loan will be sufficient to fund currently anticipated working capital, planned capital spending and debt service requirements for the foreseeable future, including at least the next twelve months.

Off-Balance Sheet Arrangements
Off-balance sheet arrangements include our operating leases.

Environmental
We incurred almost zero capital expenditures specifically for environmental compliance and health and safety in the first quarter of 2016. In connection with past acquisitions, we completed Phase I environmental assessments and did not find any significant issues that we believe needed to be remediated. Based on information currently available, we do not believe that we have any material environmental liabilities. We cannot be certain, however, that environmental issues will not be discovered or arise in the future related to these acquisitions or existing facilities.

Critical Accounting Policies and Estimates
The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for fiscal year ended January 2, 2016, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no material changes to these critical accounting policies that impacted our reported amounts of assets, liabilities, revenues or expenses during the three months ended April 2, 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For financial risks related to changes in interest rates, foreign currency exchange rates, commodity prices and the effects of inflation, reference is made to Item 7a "Quantitative and Qualitative Disclosures About Market Risk" contained in Part II of our Annual Report on Form 10-K for the fiscal year ended January 2, 2016. Our exposure to these risks, at the end of the first quarter covered by this report, has not changed materially since January 2, 2016.

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

In connection with the preparation of this Report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter covered by this report on Form 10-Q.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 2, 2016.

Changes in Internal Control over Financial Reporting
There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fiscal quarter covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Information pertaining to legal proceedings is provided in Note 11 entitled "Commitments and Contingencies" of the Notes to consolidated financial statements included under Item 1, "Financial Statements," and is incorporated by reference herein.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A "Risk Factors" contained in our Annual Report on Form 10-K for the fiscal year ended January 2, 2016, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K.

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

May 9, 2016